Form 10-Q
period 2020-03-31
Arcutis Biotherapeutics, Inc.
filed 2020-05-12
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number: 001-39186

ARCUTIS BIOTHERAPEUTICS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-2974255 (I.R.S. Employer Identification Number)
2945 Townsgate Road Suite 110 Westlake Village, California (Address of Principal Executive Offices)	91361 (Zip Code)
(805) 418-5006
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	ARQT	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 1, 2020 was 38,154,550.

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,893	$63,336
Marketable securities	58,426	37,929
Prepaid expenses and other current assets	4,559	5,209
Total current assets	253,878	106,474
Property, plant, and equipment, net	241	227
Operating lease right-of-use asset	226	264
Other assets	47	47
Total assets	$254,392	$107,012
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,759	$1,405
Accrued liabilities	7,281	3,654
Operating lease liability	182	178
Total current liabilities	12,222	5,237
Operating lease liability, noncurrent	82	129
Other long-term liabilities	206	184
Total liabilities	12,510	5,550
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; no shares and 48,787,898 shares authorized at March 31, 2020 and December 31, 2019, respectively; no shares and 24,385,388 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	166,491
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized at March 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding at March 31, 2020 and December 31, 2019;	—	—
Common stock, $0.0001 par value; 300,000,000 and 65,820,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 38,154,550 and 2,879,763 shares issued at March 31, 2020 and December 31, 2019, respectively; 37,471,997 and 2,120,853 shares outstanding at March 31, 2020 and December 31, 2019, respectively	3	—
Additional paid-in capital	336,145	1,244
Accumulated other comprehensive income (loss)	19	(1)
Accumulated deficit	(94,285)	(66,272)
Total stockholders’ equity (deficit)	241,882	(65,029)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$254,392	$107,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$25,182	$6,203
General and administrative	3,469	749
Total operating expenses	28,651	6,952
Loss from operations	(28,651)	(6,952)
Other income, net	638	294
Net loss	$(28,013)	$(6,658)
Other comprehensive income (loss):
Unrealized gain on marketable securities	20	1
Comprehensive loss	$(27,993)	$(6,657)
Per share information:
Net loss per share, basic and diluted	$(1.15)	$(4.08)
Weighted-average shares used in computing net loss per share, basic and diluted	24,256,402	1,632,694
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2018	16,262,425	$72,252	1,557,900	$—	$289	$—	$(24,276)	$(23,987)
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	65,868	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	76	—	—	76
Unrealized gain on short term investments	—	—	—	—	—	1	—	1
Net Loss	—	—	—	—	—	—	(6,658)	(6,658)
Balance—March 31, 2019	16,262,425	$72,252	1,692,699	$—	$394	$1	$(30,934)	$(30,539)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock, net of issuance costs of $16.0 million	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of common stock upon the exercise of stock options	—	—	51,147	—	152	—	—	152
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	64,428	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	990	—	—	990
Unrealized gain on short term investments	—	—	—	—	—	20	—	20
Net Loss	—	—	—	—	—	—	(28,013)	(28,013)
Balance—March 31, 2020	—	$—	37,471,997	$3	$336,145	$19	$(94,285)	$241,882
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,013)	$(6,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	5
Right-of-use asset amortization	38	19
Net amortization/accretion on marketable securities	(192)	(120)
Stock-based compensation	990	76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,097)	(315)
Other assets	—	(47)
Accounts payable	3,412	(393)
Accrued liabilities	3,868	370
Operating lease liabilities	(43)	(11)
Net cash used in operating activities	(21,010)	(7,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(35,285)	(11,687)
Proceeds from maturities of marketable securities	15,000	2,600
Purchases of property and equipment	(41)	(183)
Net cash used in investing activities	(20,326)	(9,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	247	—
Proceeds from initial public offering, net of issuance costs	168,646	—
Net cash provided by financing activities	168,893	—
Net increase (decrease) in cash and cash equivalents	127,557	(16,344)
Cash and cash equivalents at beginning of period	63,336	39,394
Cash and cash equivalents at end of period	$190,893	$23,050
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for lease liability	$—	$391
Deferred financing costs included in accounts payable and accrued liabilities	$4	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company’s current portfolio is comprised of topical treatments with significant promise in addressing immune-mediated dermatological diseases and conditions, or immuno-dermatology. The Company’s strategy is to advance treatments that leverage validated biological targets in dermatology in order to deliver clinical profiles that address major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology while maximizing its probability of technical success.
On January 17, 2020, the Company's Board of Directors approved a 1-for-2.0007 reverse stock split of the Company’s capital stock and the Company filed a certificate of amendment to its restated certificate of incorporation to effect the split. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.
Initial Public Offering
On January 31, 2020, the Company completed an initial public offering (“IPO”) issuing and selling 10,781,250 shares of common stock at a public offering price of $17.00 per share, including 1,406,250 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $167.2 million, after deducting underwriting discounts, commissions and offering related transaction costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The financial statements as of March 31, 2020, including share and per share amounts, incorporate the effects of the IPO.

Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $94.3 million and $66.3 million as of March 31, 2020 and December 31, 2019, respectively. The Company had cash, cash equivalents and marketable securities of $249.3 million and $101.3 million as of March 31, 2020 and December 31, 2019, respectively. Prior to selling common stock in its IPO, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
The Company believes that its existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. The Company will be required to raise additional capital to fund future operations. However, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail planned activities to significantly reduce its operating expenses. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of May 12, 2020, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company is monitoring the potential impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to accruals for research and development activities, fair value of common stock and convertible preferred stock (prior to the IPO completed in January 2020), stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segments
To date, the Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of March 31, 2020, the interim condensed statements of operations and comprehensive loss, the condensed changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2020 and 2019 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month periods are also unaudited. The condensed results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and government securities.
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
Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income (expense), net. The Company evaluated the underlying credit quality and credit ratings of

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. As of March 31, 2020, there were unrealized gains on marketable securities of $19,000 and as of December 31, 2019, there were unrealized losses on marketable securities of $1,000. Unrealized gains and losses on marketable securities are reported as a component of Accumulated Other Comprehensive Income (Loss) on the balance sheet. There were no realized gains or losses on investments for the three months ended March 31, 2020 and 2019. Interest on marketable securities is included in Other income (expense), net.
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
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 3 Fair Value Measurements, include cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash equivalents, accounts payable and accrued liabilities approximate their fair values due to their short maturities.
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

The Company determines if an arrangement is or contains a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
commencement and excludes lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company’s lease agreement includes lease and non-lease components and the Company has elected to not separate such components. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets.
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three months ended March 31, 2020 and 2019, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Convertible Preferred Stock
Prior to its IPO, the Company classified its outstanding convertible preferred stock outside of stockholders’ equity (deficit) on its balance sheets as the requirements of triggering a deemed liquidation event, as defined within its amended and restated certificate of incorporation, were not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event were to be distributed in accordance with the liquidation preferences, provided that the holders of convertible preferred stock had not converted their shares into common stock. The Company recorded the issuance of convertible preferred stock at the issuance price less related issuance costs. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty as to whether or when a deemed liquidation event may have occurred. In connection with the IPO in January 2020, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States Congress on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act includes modifications to the limitations on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company does not expect the CARES Act to have a material impact on the Company’s financial statements.

Variable Interest Entities
The Company reviews agreements it enters into with third-party entities, pursuant to which the Company may have a variable interest in the entity, in order to determine if the entity is a variable interest entity, or VIE. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If the Company determines it is the primary beneficiary of a VIE, it consolidates that VIE into the Company’s financial statements. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event. The Company currently does not consolidate any VIEs.

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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU No. 2018-13, which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard as of January 1, 2020, and it did not have a material impact on its condensed financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13. This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations now include forward-looking information in the determination of their credit loss estimates. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted this standard as of January 1, 2020, and it did not have a material impact on its condensed financial statements. There was no impact on the Company's condensed financial statements from credit losses for the three months ended March 31, 2020.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods therein. Early adoption is permitted. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. The Company early adopted this guidance as of January 1, 2020, and it did not have a material impact on its condensed financial statements.
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$190,893	$—	$—	$190,893
Commercial paper	—	53,396	—	53,396
Government securities	5,030	—	—	5,030
Total assets	$195,923	$53,396	$—	$249,319

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$43,558	$—	$—	$43,558
Commercial paper	—	44,689	—	44,689
Government securities	13,018	—	—	13,018
Total assets	$56,576	$44,689	$—	$101,265
______________
(1)This balance includes cash requirements settled on a nightly basis.

Commercial paper, money market funds and government securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$190,893	$—	$—	$190,893
Total cash and cash equivalents	190,893	—	—	190,893
Marketable securities:
Commercial paper	$53,396	—	—	$53,396
Government securities	5,011	19	—	5,030
Total marketable securities	$58,407	$19	$—	$58,426
______________
(1)This balance includes cash requirements settled on a nightly basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Commercial paper	$11,780	$—	$—	$11,780
Money market funds(1)	43,558	—	—	43,558
Government securities	7,998	—	—	7,998
Total cash and cash equivalents	63,336	—	—	63,336
Marketable securities:
Commercial paper	32,909	—	—	32,909
Government securities	5,021	—	(1)	5,020
Total marketable securities	$37,930	$—	$(1)	$37,929
There were no realized gains or losses on investments for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses was recorded as of March 31, 2020. As of March 31, 2020 and December 31, 2019, all securities have a maturity of one year or less and all securities with gross unrealized losses have been in continuous loss position for less than twelve months.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid insurance	$2,326	$62
Prepaid clinical trial costs	1,583	2,998
Deferred financing costs	—	1,747
Other prepaid expenses and current assets	650	402
Total prepaid expenses and other current assets	4,559	5,209
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Clinical trial accruals	$6,114	$1,497
Accrued compensation	806	1,379
Early exercise liability, current	269	225
Accrued expenses and other current liabilities	92	553
Total accrued liabilities	$7,281	$3,654

5. License Agreements
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca AB, or AstraZeneca, granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. The company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of topical roflumilast cream (ARQ-151) in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-licensed Product, which was recorded in research and development expense. The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
There were no payments made or due in connection with AZ-licensed Products for the three months ended March 31, 2020 and 2019.
Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, Canada and the European Union (including for clarity the United Kingdom). The Company made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement which was recorded as research and development expense. In December 2019, the Company exercised its exclusive option under the agreement, for which it made a $1.5 million cash payment, which was recorded in research and development expense, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
There were no payments made or due in connection with Hengrui for the three months ended March 31, 2020 and 2019.
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
Contemporaneously with the execution of the Hawkeye Agreement, the Company entered into a stock purchase agreement, purchasing 995,000 shares of Hawkeye’s common stock at $0.0001 per share, representing 19.9% of the outstanding common stock of Hawkeye. In the event that Hawkeye issues shares of Series A preferred stock with proceeds over $5.0 million, Hawkeye is required to issue to the Company a number of fully-paid fully-vested shares of common stock determined by dividing (i) $2,000,000 by (ii) an amount equal to the cash price per share for Series A preferred stock. Other than the potential issuance of this common stock, there are no upfront payments, milestones or royalties pursuant to the Hawkeye Agreement. The Company determined that Hawkeye is a variable interest entity for which consolidation is not required as it is not the primary beneficiary.
6. Commitments and Contingencies
Operating Lease
The Company leases one facility in Westlake Village, California under an operating lease that commenced in February 2019 and has a non-cancelable lease term of 30 months, subject to fixed escalation increases.

The minimum annual rental payments of the Company’s operating lease liability as of March 31, 2020 are as follows (in thousands):

Amounts
2020 (April through December)	$145
2021	132
Total minimum lease payments	$277
Less: Amounts representing interest	(13)
Present value of future minimum lease payments	$264
Current portion operating lease liability	$182
Operating lease liability, noncurrent	82
Total operating lease liability	$264

Straight-line rent expense recognized for operating leases was $43,000 and $24,000 for the three months ended March 31, 2020 and 2019, respectively . There were no variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three months ended March 31, 2020 and 2019.

The following information represents supplemental disclosure for the statement of cash flows related to the Company’s operating lease (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$47	$16

The following summarizes additional information related to the operating lease:

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

March 31, 2020
Weighted-average remaining lease term (in years)	1.42
Weighted-average discount rate	7.0%
In April 2020, the Company amended its lease agreement. See Note 10.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by California corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
7. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
In connection with the Company's IPO in January 2020, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
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
In April 2017, the Company entered into a Stock Purchase Agreement with investors, some of which were related parties, to issue 5,398,111 shares of Series A convertible preferred stock at $2.00 per share in three tranches. The first tranche, consisting of 3,590,845 shares for net proceeds of $7.1 million, was completed upon execution of the agreement. Additionally, the Company issued 149,946 shares of Series A convertible preferred stock as a result of the conversion of convertible promissory notes with an outstanding principal amount of $154,000 and the settlement of the derivative liability of $150,000.
The Series A investors were also granted freestanding rights to participate in additional tranches to raise a minimum of $3.3 million, upon election by the board of directors including at least one of the Series A directors, by purchasing 1,657,314 shares of Series A convertible preferred stock at $2.00 per share in two tranches, provided such election occurred prior to April 2019. The two tranches consisted of 828,654 shares and 828,660 shares,

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
respectively. The Company concluded that the investors’ rights to purchase Series A convertible preferred shares met the definition of a freestanding financial instrument, as they were legally detachable and separately exercisable from the Series A convertible preferred stock, or the Series A Convertible Preferred Stock Liability. As the Series A Convertible Preferred Stock Liability was redeemable at the election of holders of the then-outstanding shares, it represented a liability to be accounted for at fair value and remeasured at each reporting period.
Changes in fair value were recognized as a gain or loss in other income (expense), net in the statement of operations. On the closing of the first tranche in April 2017, the Company recorded the initial fair value of the Series A Convertible Preferred Stock Liability of $219,000 for the second and the third tranche participating rights by reducing the carrying value of Series A convertible preferred stock.
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
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of March 31, 2020, no dividends had been declared by the Board of Directors.
The Company reserved the following shares of common stock for issuance as follows:

	March 31,	December 31,
	2020	2019
Convertible preferred stock outstanding	—	24,385,388
Options issued and outstanding	3,061,521	2,516,470
Common stock awards available for grant under employee benefit plans	3,251,890	1,550,150
Restricted stock units outstanding	130,060	—
Total common stock reserved	6,443,471	28,452,008

Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of March 31, 2020 and December 31, 2019.
8. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, or the 2020 Plan, which became effective upon the completion of the IPO on January 31, 2020. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan, or the 2017 Plan, and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1, 2021

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
and each subsequent anniversary through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. As of March 31, 2020, the Company had 2,900,890 shares available for future grant under the 2020 Plan.
The 2020 Plan provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company under terms and provisions established by the board of directors. Under the terms of the 2020 Plan, options may be granted at an exercise price not less than fair market value. The Company generally grants stock-based awards with service conditions. Options granted typically vest over a four-year period but may be granted with different vesting terms.
Following the Company’s IPO and in connection with the effectiveness of the Company’s 2020 Plan, the 2017 Plan terminated and no further awards will be granted under that plan. However, all outstanding awards under the 2017 Plan will continue to be governed by their existing terms.
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options		Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	2,516,470		$3.47	9.44	$7,673
Granted	653,200		$26.92
Exercised	(108,149)		$2.30
Balance—March 31, 2020	3,061,521		$8.52	9.35	$65,155
Exercisable—March 31, 2020	1,686,893	(1)	$5.85	9.24	$40,408

______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2020. As of December 31, 2019, prior to the Company's IPO, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the three months ended March 31, 2020 was $1.5 million.
The total grant-date fair value of the options vested during the three months ended March 31, 2020 was $367,000. The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2020 was $16.94.
Restricted Stock Unit Activity
The following table summarizes information regarding our restricted stock units (RSUs):

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2019	—	$—
Granted	130,060	$27.61
Vested	—	$—
Forfeited	—	$—
Unvested Balance—March 31, 2020	130,060	$27.61

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over 4 years. There were no RSU grants prior to January 1, 2020.

Stock-Based Compensation Expense
Stock-based compensation expense recognized in our Condensed Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$416	$31
General and administrative	574	45
Total stock-based compensation expense	$990	$76
As of March 31, 2020, there was $15.8 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.4 years. As of March 31, 2020, there was $3.6 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.9 years.
In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock— For options granted prior to IPO in the year ended December 31, 2019, given the absence of a public trading market, the Company’s board of directors with input from management considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; and (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions; and (viii) the lack of marketability of the Company’s common stock. For options granted after IPO, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Expected term (in years)	5.5 – 6.1	5.1 – 6.6
Expected volatility	71.2 – 73.3%	68.6 – 72.5%
Risk-free interest rate	0.5 – 1.4%	1.6 – 2.6%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $475,000 and $409,000 as a liability from the early exercise in the accompanying balance sheet as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, there were $269,000 and $225,000 recorded in accrued liabilities, respectively, and $206,000 and $184,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
Founder Awards
In August 2016, the Company issued 1,187,738 shares of restricted common stock to founders of which 1,102,903 shares vest under a service condition and 84,835 shares vest under a performance condition. The shares were issued under the terms of the respective restricted stock purchase agreements, or the Stock Purchase Agreement, and unvested shares are subject to repurchase by the Company at the original purchase price per share upon the holder’s termination of his relationship with the Company. The restricted shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from shares outstanding and from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. One-fourth of the 1,102,903 shares of restricted common stock were vested on the first-anniversary date and the remaining 827,177 shares will vest on a monthly basis thereafter. In July 2018, performance conditions prescribed by the Stock Purchase Agreement were met and 84,835 shares of the restricted common stock were fully vested. During the three months ended March 31, 2020 and 2019, 68,931 shares and 68,931 shares of restricted common stock were vested, respectively. As of March 31, 2020, 68,932 shares of restricted stock are unvested.
2020 Employee Stock Purchase Plan
The Company adopted the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective upon the completion of the IPO on January 31, 2020. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods. The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. The Company commenced an offering period on January 31, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP.
9. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2020	2019
Convertible preferred stock on an as-converted basis	—	16,262,425
Stock options to purchase common stock	3,061,521	1,461,191
Early exercised options subject to future vesting	613,627	578,298
Restricted stock subject to future vesting	198,992	344,657
ESPP shares subject to future issuance	11,392	—
Total	3,885,532	18,646,571

10. Subsequent Event
In April 2020, the Company amended its lease agreement for its facility in Westlake Village, California to relocate to a new expanded space comprising 22,643 square feet. The lease will begin when the tenant improvements are substantially complete and terminates 91 months thereafter, with a renewal option for a term of five years. The Company will have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately 1 year. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The amended lease agreement provides for a tenant improvement allowance up to $1.25 million. It also requires the Company to have an available letter of credit of $1.5 million upon commencement, which is allowed to be reduced throughout the lease period as rent obligations are met.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, which has been filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
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
Our lead product candidate, topical roflumilast cream (ARQ-151), is in Phase 3 clinical trials in plaque psoriasis. Roflumilast cream is a topical cream formulation of roflumilast, a highly potent and selective phosphodiesterase type 4, or PDE4, inhibitor, which we are developing for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. In July 2018, we executed a worldwide licensing agreement with AstraZeneca AB, or AstraZeneca, for exclusive worldwide rights to all topical dermatological uses of roflumilast. We have successfully completed a Phase 2b study of roflumilast cream in plaque psoriasis, and, in August 2019, paid AstraZeneca the first milestone payment of $2.0 million that was earned upon the achievement of positive Phase 2 data for any AZ-Licensed Product (as defined in “—License Agreements—AstraZeneca License Agreement”). We have initiated three Phase 3 studies in plaque psoriasis, including two pivotal studies (DERMIS-1 and DERMIS-2) and an open label extension study (DERMIS-OLE), with topline data expected in the first half of 2021. We also completed a Phase 2 proof of concept study of roflumilast cream in atopic dermatitis (AD) and plan to initiate a Phase 2b study in AD in the second half of 2020, with topline results expected in the second half of 2021. In addition, we are developing ARQ-154, a topical foam formulation of roflumilast cream, and have initiated a Phase 2 proof of concept study in seborrheic dermatitis and a Phase 2b study in scalp psoriasis. We expect to report topline data in the second half of 2020 with respect to seborrheic dermatitis and in Q4 2020/Q1 2021 with respect to scalp psoriasis.
Beyond this, we also began enrolling patients in the safety cohort of a Phase1/2b study of ARQ-252, a potent and highly selective topical janus kinase type 1, or JAK1, inhibitor for the treatment of chronic hand eczema, and will begin enrolling the efficacy cohort in the second half of 2020, with topline data expected in the second half of 2021. We also plan to initiate a Phase 2a study of ARQ-252 in vitiligo in the second half of 2020. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata. In January 2018, we executed an exclusive option and license agreement with Jiangsu Hengrui Medicine Co., Ltd. of China, or Hengrui, to the active pharmaceutical ingredient in ARQ-252 and ARQ-255 for all topical formulations for dermatological uses in the United States, Canada, Europe and Japan. In December 2019, we exercised our exclusive option associated with this agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada.
Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in research and development activities. We have not generated any revenue from product sales and, prior to our IPO completed in January 2020, have funded our operations primarily with $162.5 million in net cash proceeds from private placements of our convertible preferred stock. On January 31, 2020, we completed our IPO of 10,781,250 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,406,250 additional shares of common stock. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $167.2 million.
We have incurred net losses in each year since inception, including net losses of $28.0 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $94.3 million and $66.3 million, respectively, and cash, cash equivalents and marketable securities of $249.3 million and $101.3 million, respectively.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue preclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition. See “—Liquidity, Capital Resources and Requirements” below and Note 1 to the unaudited condensed financial statements for additional information. Based on our current planned operations, we expect our current cash, cash equivalent, and marketable securities will be sufficient to fund our operations through 2021.
We rely on third parties in the conduct of our preclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single-source suppliers, for our preclinical and clinical trial materials, as well as the commercial supply of our products. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we expect to incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any product sales.
COVID-19 Update
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. COVID-19 has placed strains on the providers of healthcare services, including the sites where we conduct our clinical trials. These strains have resulted in some clinical sites slowing or halting enrollment in clinical trials and restricting the on-site monitoring of clinical trials. We follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. We are monitoring the potential impact COVID-19 may have on the clinical development of our product candidates, including potential delays or modifications to ongoing and planned trials. Thus far, we have seen limited impact on our clinical trials including some disruptions in screening, enrollment and monitoring, however at this time, we do not expect delays to previously disclosed clinical timelines, including those for roflumilast cream, topical roflumilast foam (ARQ-154) and ARQ-252. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations.
There have been no disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and, given our drug inventories, we believe that we will be able to supply the drug needs of our ongoing clinical studies.
In alignment with public health guidance designed to slow the spread of COVID-19, we implemented a remote work plan for all employees as of mid-March 2020. We may need to undertake additional actions that could impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.
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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B Preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. See Note 5 to the unaudited condensed financial statements for additional information.
Hengrui Exclusive Option and License Agreement
In January 2018, we entered into an exclusive option and license agreement, or Hengrui License Agreement, with Hengrui, whereby Hengrui granted us an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Canada, Japan, and the European Union (including for clarity the United Kingdom). We made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement. In December 2019, we exercised our exclusive option under the agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, we have agreed to make cash payments of up to an aggregate of $20.5 million upon our achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on achieving certain aggregate annual net sales volumes with respect to a licensed product. With respect to any products we commercialize under the Hengrui License Agreement, we will pay tiered royalties to Hengrui on net sales of each licensed product by us, or our affiliates, or our sublicensees, ranging from mid single-digit to sub-teen percentage rates based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the later of (1) expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (2) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis. Additionally, we are obligated to pay Hengrui a specified percentage, ranging from the low-thirties to the sub-teens, of certain non-royalty sublicensing income we receive from sublicensees of our rights to the licensed products, such percentage decreasing as the development stage of the licensed products advance. See Note 5 to the unaudited condensed financial statements for additional information.

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
Contemporaneously with the execution of the Hawkeye Agreement, we entered into a stock purchase agreement, purchasing 995,000 shares of Hawkeye’s common stock at $0.0001 per share, representing 19.9% of the outstanding common stock of Hawkeye. See Note 5 to the unaudited condensed financial statements for additional information.
Components of Our Results of Operations
Operating Expenses
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
We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the Phase 3 trials (DERMIS-1 and DERMIS 2) of roflumilast cream for plaque psoriasis, the preclinical studies and clinical trials for the continued development of roflumilast cream for atopic dermatitis, roflumilast foam for seborrheic dermatitis and scalp psoriasis, ARQ-252 for hand eczema and vitiligo, and ARQ-255 for alopecia areata.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.
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

Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned on our marketable securities.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$25,182	$6,203	$18,979	306%
General and administrative	3,469	749	2,720	363%
Total operating expenses	$28,651	$6,952	$21,699	312%
Loss from operations	(28,651)	(6,952)	(21,699)	312%
Other income, net	638	294	344	117%
Net loss	$(28,013)	$(6,658)	$(21,355)	321%
Research and Development Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$18,736	$4,326	$14,410	333%
Manufacturing	3,254	692	2,562	370%
Indirect Costs:
Compensation and personnel-related	2,267	823	1,444	175%
Other	925	362	563	156%
Total research and development expense	$25,182	$6,203	$18,979	306%
Research and development expenses increased by $19.0 million, or 306%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due to an increase in clinical trial costs of $14.4 million, an increase in manufacturing costs of $2.6 million, an increase in compensation and personnel-related expenses of $1.4 million, and an increase of $0.6 million in other costs, including regulatory, research and clinical consulting costs. The increases in clinical trial costs and manufacturing costs, and the increase in the corresponding consulting costs, relate to new and ongoing studies of roflumilast cream, including three Phase 3 studies of roflumilast cream for plaque psoriasis and a Phase 1 pediatric study of roflumilast cream for atopic dermatitis. Additionally, there were new and ongoing costs related to the Phase 2b study of roflumilast foam for scalp psoriasis and a Phase 2 Proof of Concept clinical trial of roflumilast foam for seborrheic dermatitis. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount.
General and Administrative Expenses
General and administrative expenses increased by $2.7 million, or 363%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to an increase in compensation and personnel-related expenses of $1.4 million, an increase in professional services of $0.7 million, and an increase in insurance costs of $0.5 million. The increase in compensation and personnel-related expenses, which includes stock compensation, was due to an increase in headcount. The increases in professional services, which includes accounting and audit fees of $0.3 million, and insurance costs were mainly due to the costs associated with being a public company.

Other Income, Net
Other income, net increased by $0.3 million, or 117%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 . The increase was primarily due to interest earned on our marketable securities from the funds received from our IPO in February 2020 and from the issuance of our Series C convertible preferred stock in the year ended December 31, 2019.
Liquidity, Capital Resources and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $249.3 million and $101.3 million, respectively, and an accumulated deficit of $94.3 million and $66.3 million, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock as well as our IPO completed in January 2020, and will continue to be dependent upon equity, debt financing or collaborations or other forms of capital at least until we are able to generate positive cash flows from our operations.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cash used in operating activities	$(21,010)	$(7,074)
Cash used in investing activities	(20,326)	(9,270)
Cash provided by financing activities	168,893	—
Net increase (decrease) in cash and cash equivalents	$127,557	$(16,344)
Net Cash Used in Operating Activities
During the three months ended March 31, 2020, net cash used in operating activities was $21.0 million, which consisted of a net loss of $28.0 million, offset by a change in net operating assets and liabilities of $6.1 million and net non-cash charges of $0.9 million. The change in net operating assets and liabilities was due to an increase of $7.3 million in accounts payable and accrued liabilities due to our overall growth, increased research and development spending and timing of payments, partially offset by an increase of $1.1 million in prepaid expenses and other current assets for premiums paid on insurance policies and other advances made for clinical trial costs. The net non-cash charges were primarily related to stock-based compensation expense of $1.0 million.
During the three months ended March 31, 2019, net cash used in operating activities was $7.1 million and consisted primarily of a net loss of $6.7 million and a change in our net operating assets and liabilities of $0.4 million. The change in net operating assets and liabilities was primarily due to an increase of $0.4 million in prepaid expenses and other assets for advances made for clinical trial costs and manufacturing.
Net Cash Used in Investing Activities
During three months ended March 31, 2020, net cash used in investing activities was $20.3 million, which was comprised primarily of purchases of marketable securities of $35.3 million, partially offset by proceeds from the maturities of marketable securities of $15.0 million.

During the three months ended March 31, 2019, net cash used in investing activities was $9.3 million, which was comprised primarily of purchases of marketable securities of $11.7 million, partially offset by proceeds from maturities of marketable securities of $2.6 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $168.9 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million.
During the three months ended March 31, 2019, there were no financing activities.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $94.3 million and $66.3 million as of March 31, 2020 and December 31, 2019, respectively. We had cash, cash equivalents and marketable securities of $249.3 million and $101.3 million as of March 31, 2020 and December 31, 2019, respectively. Based on our current planned operations, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2021. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our currently ongoing Phase 3 studies (DERMIS-1 and DERMIS 2) of roflumilast cream in plaque psoriasis, our planned Phase 2b study of roflumilast cream in atopic dermatitis, our currently ongoing Phase 2 proof of concept study of roflumilast foam in seborrheic dermatitis, our currently ongoing Phase 2b study of roflumilast foam in scalp psoriasis, our currently ongoing Phase 1/2b study of ARQ-252 in hand eczema, our planned Phase 2a study of ARQ-252 in vitiligo and our formulation and preclinical efforts for ARQ-255 for alopecia areata.
•suspensions or delays in the enrollment or changes to the number of patients we decide to enroll in our ongoing clinical trials as a result of the COVID-19 pandemic;
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
Contractual Obligations and Contingent Liabilities
In April 2020, we amended our lease agreement for its facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease will begin when the tenant improvements, the allowance for which is up to $1.25 million, are substantially complete and terminates 91 months thereafter, with a renewal option for a term of 5 years. We will have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately 1 year. The amended lease agreement provides for a tenant improvement allowance up to $1.25 million. It also requires that we deliver a letter of credit to the landlord of $1.5 million upon commencement, which is allowed to be reduced throughout the lease period as rent obligations are met.

There were no other material changes to our contractual obligations and contingent liabilities as described under the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies during the three months ended March 31, 2020.
Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements.
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
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2020, we had cash and cash equivalents of $190.9 million and marketable securities of $58.4 million, which consist of bank deposits, money market funds, commercial paper and government securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2020.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Annual Report on Form 10-K for the year ended December 31, 2019. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
Our net loss for the three months ended March 31, 2020 and 2019 was approximately $28.0 million and $6.7 million, respectively. As of March 31, 2020, we had an accumulated deficit of $94.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Since our inception, we have invested substantially all of our efforts and financial resources in research and development activities, and we expect to continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates, roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, the development or acquisition of additional product candidates and the maintenance and expansion of our business operations and capabilities. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and securing manufacturing and supply of product candidates, and marketing and selling any products approved for sale. These expenditures may also include costs associated with in-licensing dermatology assets consistent with our core strategy. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates.
As of March 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $249.3 million. Based on our planned operations, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our currently ongoing Phase 3 clinical trials of roflumilast cream in plaque psoriasis, our planned Phase 2b study of roflumilast cream in atopic dermatitis, our currently ongoing Phase 2 proof of concept study of roflumilast foam in seborrheic dermatitis, our currently ongoing Phase 2b study of roflumilast foam in scalp psoriasis, our currently ongoing Phase 1/2b study of ARQ-252 in hand eczema, our planned Phase 2a study of ARQ-252 in vitiligo and our formulation and preclinical efforts for ARQ-255 in alopecia areata;
•suspensions or delays in the enrollment, issues with data collection, or changes to the number of patients we decide to enroll in our ongoing clinical trials as a result of the COVID-19 pandemic;
•the number and scope of clinical programs we decide to pursue;
•the cost, timing and outcome of regulatory review of our product candidates;
•the cost of manufacturing our product candidates and any products we commercialize, including costs associated with building out our supply chain;
•the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs, and any discounts or rebates to channel to obtain access
•the cost of building a sales force in anticipation of product commercialization;
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
Adequate additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to reduce our workforce, delay, limit, reduce or terminate our research and development activities, preclinical studies, clinical trials or other development activities and future commercialization efforts, or grant rights to develop and market product candidates, such as roflumilast cream, that we would otherwise develop and market ourselves.
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
Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Furthermore, our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•delays in the commencement, enrollment and the timing of clinical testing for our product candidates, especially in light of the COVID-19 pandemic;
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
Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. While we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Quarterly Report on Form 10-Q. If this third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. The estimates of our market opportunities included in this Quarterly Report on Form 10-Q should not be taken as indicative of our ability to grow our business.
Risks Related to Development and Commercialization
Our business is dependent on the development, regulatory approval and commercialization of our current product candidates.
We currently have no products that are approved for commercial sale. Our current portfolio includes our lead product candidate roflumilast cream, a potent PDE4 inhibitor topical cream for the treatment of plaque psoriasis and atopic dermatitis, and our additional product candidates roflumilast foam, a topical foam formulation of roflumilast cream for the treatment of scalp psoriasis and seborrheic dermatitis, ARQ-252, a potent and highly selective topical JAK1 inhibitor for the treatment of chronic hand eczema, and ARQ-255, a potential topical treatment for alopecia areata. We currently do not have a drug discovery or research and development effort to discover new product candidates, and we have no intention to develop one. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of these current product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with current limited plans for clinical trials in Australia and the European Union. We currently anticipate seeking regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may acquire or in-license. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•the ability to raise any additional required capital on acceptable terms, or at all;
•timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate, particularly as a result of the impact of the COVID-19 pandemic, and will depend substantially upon the performance of third-party contractors;
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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our Phase 2 proof of concept study in atopic dermatitis had a limited number of patients and it did not reach statistical significance for the primary endpoint or the secondary endpoint of IGA Success, which we expect will be the primary endpoint in any registrational trial, but did show significance in certain secondary efficacy endpoints. While we believe this is evidence of the ability of roflumilast cream to treat the signs and symptoms of atopic dermatitis, these results may not be replicated or improved in later studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. For example, we are developing roflumilast foam, including ongoing Phase 2 clinical trials in patients with seborrheic dermatitis and in patients with scalp psoriasis, based on our clinical experience with roflumilast cream in psoriasis. Despite our observations of roflumilast cream in a similar dermatological indication, roflumilast foam may not demonstrate comparable results in seborrheic dermatitis or scalp psoriasis. In addition, given its different formulation there is a risk that we selected an incorrect dose for roflumilast foam, as the clinical effect of roflumilast foam may differ from roflumilast cream at a similar dosing level or we may observe unexpected side effects not previously observed with roflumilast cream.
We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•clinical site closures, delays to patient enrollment, subjects discontinuing treatment or follow up visits, issues with data collection, or changes to trial protocols as a result of the COVID-19 pandemic;
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
Our lead product candidate, roflumilast cream, and roflumilast foam, its foam formulation, are currently in clinical development. Our product candidate ARQ-252 has just entered clinical development for chronic hand eczema and will do so in the second half of 2020 for vitiligo. ARQ-255 is in formulation and preclinical development for the potential treatment of alopecia areata. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize our lead product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the European Union.
The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates is safe and effective for the requested indication;
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our Phase 3 clinical trials of roflumilast cream for the treatment of plaque psoriasis;
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
Certain of our primary and secondary endpoints in our clinical trials, including our currently ongoing Phase 3 clinical trials of roflumilast cream in plaque psoriasis, involve subjective assessments by physician and patients, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires patients to report pruritus (itching) as measured by the Worst Itch – Numeric Rating Scale and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement and generally adversely impact a clinical development program by introducing additional uncertainties.
Patient reported outcome instruments, their use in our Phase 3 clinical trials of roflumilast cream and the inclusion of such data in the product labeling will depend on, but is not limited to, the FDA’s review of the following:
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
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in our Phase 3 clinical trials of roflumilast cream in plaque psoriasis is based on the percentage of patients achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point Investigator’s Global Assessment (or IGA) scale, referred to as “IGA Success”. Success in our Phase 3 clinical trials, or other clinical trials with these or similar endpoints, requires the enrollment of patients with conditions that are severe enough to facilitate a two-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear”

or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll patients with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. As a result, there is no guarantee that our Phase 3 clinical trials will produce the same statistically significant results in “IGA Success”, which will serve as the primary endpoint, as our Phase 2b clinical trial, and there can be no guarantee that the characteristics of the population enrolled in our Phase 3 clinical trials does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.
Enrollment and retention of subjects in clinical trials is expensive and time consuming and may result in additional costs and delays in our product development activities, or in the failure of such activities.
We may not be able to initiate or continue clinical trials for roflumilast cream or our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
To date, we have completed two Phase 2 studies in plaque psoriasis and a Phase 2 proof of concept study in atopic dermatitis with roflumilast cream, and have initiated a Phase 3 program in plaque psoriasis, which includes three studies comprised of two pivotal studies (DERMIS-1 and DERMIS-2) and an open label extension. We also anticipate commencing more advanced clinical trials of roflumilast cream in the treatment of atopic dermatitis. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA for any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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
We currently have limited sales, marketing or distribution capabilities and have no experience as a company in commercializing products.
Our current sales and marketing organization consists of two employees, our Chief Commercial Officer and our Vice President of Marketing. To achieve commercial success for any product for which we obtain marketing approval, we will need to build a significantly more robust sales and marketing organization. We do not currently have any infrastructure for the sales, marketing, or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services.
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
For example, upon regulatory approval from the FDA to commercialize roflumilast cream in the United States, but prior to commencement of commercialization or sales of roflumilast cream, we will be required to make certain milestone payments to AstraZeneca. We paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product (as defined below). We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
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
For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc. and Pfizer Inc.; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc.; topical therapies such as branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP, generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat psoriasis and compete with roflumilast cream, including topical tapinarof, under development by Dermavant Sciences, Inc., and PF-06700841, an oral Tyk2/JAK1 inhibitor under development by Pfizer, Inc.

For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc., and generic and branded versions of low to mid-potency steroids such as hydrocortisone and betamethasone; and the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with roflumilast cream, including but not limited to: topical tapinarof and topical cerdulatinib, both under development by Dermavant Sciences, Inc., topical ruxolitinib, under development by Incyte Corporation, topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc., topical PF-06700841, a Tyk2/JAK1 inhibitor under development by Pfizer, Inc., topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, oral PF-04965842, under development by Pfizer Inc., oral upatacitinib, under development by AbbVie, Inc., and injectable lebrikizumab, under development by Dermira, Inc.
For hand eczema, our primary competitors include topical therapies such as branded and generic versions of clobetasol, such as Clobex, and generic versions of betamethasone dipropionate. The only other prescription product candidate we are aware of under development for the treatment of hand eczema that would compete with ARQ-252 is delgocitinib, which recently showed proof-of-concept in a Phase 2a trial and has been approved in a different formulation in Japan (Corectim).
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
As of March 31, 2020, we had 43 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates.

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
•a collaborator with sales, marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
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
We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.
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
We completed our IPO in January 2020 and are subject to public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, We will incur significant legal, accounting and other expenses as a public company, including costs resulting from such public company reporting obligations and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our next annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, or a "smaller reporting company" (SRC) and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company and otherwise do not meet the definition of a SRC and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. We could qualify as a SRC if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year.

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
If a natural disaster, power outage or other event occurred, including an epidemic, pandemic or contagious disease outbreak such as COVID-19 that disrupted operations, we may experience difficulties in operating our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
Before beginning commercial manufacture of roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255, the process and systems used in the manufacture of roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255 must be approved and each facility must have a compliance status that is acceptable to the FDA and other regulatory authorities. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections. Furthermore, although we do not have day-to-day control over the operations of our contract manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.
If a third-party manufacturer with whom we contract is unable to comply with applicable laws and regulations, including cGMPs, roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255 may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.
We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize roflumilast cream, roflumilast foam, ARQ-252, ARQ-255 or any future product candidates.
We do not have the ability to independently conduct non-clinical studies and clinical trials. We rely on third parties, such as CROs, to conduct preclinical studies and clinical trials of roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255. The third parties with whom we contract for execution of our preclinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties may also have relationships with other commercial entities, some of which may compete with us. In some cases, these third parties could terminate their agreements with us without cause. Furthermore, external events such as the COVID-19 pandemic could interfere with some operations of these CROs.
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
•for some product candidates, we expect that composition of matter patent protection for the active pharmaceutical ingredient will not be available at the time we expect to commercialize, and we will therefore need to rely on formulation, method of use and other forms of claims for patent protection;
•any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and
•we may not develop additional proprietary technologies that are patentable.
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to roflumilast cream and roflumilast foam with claims directed to, among other things, formulating roflumilast in combination with hexylene glycol are currently projected to expire on June 7, 2037 and the issued U.S. patents which we have exclusive rights to from Hengrui as a result of the exercise of our exclusive option with Hengrui in December 2019 for the amount of $1.5 million cash, related to the composition of matter of the active ingredient in ARQ-252 and ARQ-255 (or bisulfate or crystal forms thereof) are currently projected to expire between January 21, 2033 and October 15, 2035 unless a patent term extension is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of roflumilast cream, roflumilast foam, ARQ-252, ARQ-255 or any future product candidates.
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our exploitation of roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255.

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
The validity, scope and enforceability of any patents listed in the Orange Book that cover roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255 can be challenged by competitors.
If roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255 is approved by the FDA, one or more third parties may challenge the patents covering roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an abbreviated new drug application, or ANDA, for a generic drug bioequivalent to roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.
If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term for our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. Our issued U.S. patents, with claims directed to roflumilast formulations with reduced crystal growth, encompassing roflumilast cream, are currently projected to expire on June 7, 2037. Certain issued U.S. patents that we have licensed from Hengrui relating to, among other things, treatment of several diseases or disorders, including various cancers, allograft rejection, graft versus host disease, rheumatoid arthritis, atopic dermatitis, and psoriasis with SHR0302, or bisulfate and crystal forms thereof, are currently projected to expire beginning in 2033. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
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
Any regulatory approvals or other marketing authorizations we obtain for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our drug product candidates, such as roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, which could include requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
Risks Related to Our Common Stock
The stock price of our common stock may be volatile or may decline and investors may not be able to resell their shares at or above the IPO price.
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
•market conditions or trends in our industry or the economy as a whole, including as a result of market volatility related to global health concerns and, in particular, the extreme volatility experienced during the ongoing COVID-19 pandemic;

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
•changes in accounting principles;
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•any other factors discussed in this Quarterly Report on Form 10-Q.
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

Prior to our IPO, there had been no public market for shares of our common stock, and an active public market for our shares may not develop or be sustained. The lack of an active market may impair the ability to sell our shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We only recently completed our IPO and just recently obtained research coverage by securities and industry analysts. If only a limited number of securities or industry analysts commence coverage of us or the few analysts that have initiated coverage, drop coverage, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We qualify as an “emerging growth company” as defined in the JOBS Act and we have decided to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, including delaying adopting new or revised accounting standards, which could make our common stock less attractive to investors.
We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
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
As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position, including the ability to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. A formal study has not been completed to determine if a change in ownership, as defined by Section 382, has occurred. We believe that we may undergo an “ownership change” limitation as a result of our IPO (some of which shifts are outside of our control). We may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our restated bylaws to be effective immediately prior to the completion of our IPO and our indemnification agreements that we have entered into with our directors and officers provide that:
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2020 through March 31, 2020, we sold and issued the following unregistered securities:
1.We sold an aggregate of 43,000 shares of common stock to employees and consultants for cash consideration in the aggregate amount of $145,000 upon the exercise of stock options.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above.
Use of Proceeds
On January 30, 2020, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-235806), as amended, filed in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated January 30, 2020, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2020.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation.				X
3.2	Restated Bylaws.				X
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4

10.5#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.6
10.7#	Offer Letter, dated January 9, 2020, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.7
10.8#	Offer Letter, dated January 9, 2020, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.8
10.9#	Offer Letter, dated January 9, 2020, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.9
10.10#	Offer Letter, dated January 9, 2020, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.10
10.11#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.12†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.13†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.14†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.15#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.16	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.17#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17
10.18#	Severance & Change in Control Agreement, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.18
10.19#	Severance & Change in Control Agreement, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.19
10.20#	Severance & Change in Control Agreement, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.20
10.21#	Severance & Change in Control Agreement, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.21
10.22#	Severance & Change in Control Agreement, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.22
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
					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
______________
† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
^ Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arcutis Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 12, 2020	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)