Form 10-Q
period 2020-06-30
Arcutis Biotherapeutics, Inc.
filed 2020-08-11
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 1, 2020 was 38,189,287.

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,546	$63,336
Marketable securities	52,429	37,929
Prepaid expenses and other current assets	4,060	5,209
Total current assets	228,035	106,474
Property, plant, and equipment, net	228	227
Operating lease right-of-use asset	3,629	264
Other assets	78	47
Total assets	$231,970	$107,012
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,253	$1,405
Accrued liabilities	10,948	3,654
Operating lease liability	80	178
Total current liabilities	19,281	5,237
Operating lease liability, noncurrent	3,610	129
Other long-term liabilities	156	184
Total liabilities	23,047	5,550
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; no shares and 48,787,898 shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares and 24,385,388 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	166,491
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at June 30, 2020 and December 31, 2019;	—	—
Common stock, $0.0001 par value; 300,000,000 and 65,820,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 38,189,287 and 2,879,763 shares issued at June 30, 2020 and December 31, 2019, respectively; 37,690,058 and 2,120,853 shares outstanding at June 30, 2020 and December 31, 2019, respectively	3	—
Additional paid-in capital	338,617	1,244
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(129,697)	(66,272)
Total stockholders’ equity (deficit)	208,923	(65,029)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$231,970	$107,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$30,009	$7,214	$55,191	$13,417
General and administrative	5,618	1,324	9,087	2,073
Total operating expenses	35,627	8,538	64,278	15,490
Loss from operations	(35,627)	(8,538)	(64,278)	(15,490)
Other income, net	215	248	853	542
Net loss	$(35,412)	$(8,290)	$(63,425)	$(14,948)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(19)	2	1	3
Comprehensive loss	$(35,431)	$(8,288)	$(63,424)	$(14,945)
Per share information:
Net loss per share, basic and diluted	$(0.94)	$(4.69)	$(2.05)	$(8.79)
Weighted-average shares used in computing net loss per share, basic and diluted	37,587,330	1,767,658	30,921,866	1,700,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2018	16,262,425	$72,252	1,557,900	$—	$289	$—	$(24,276)	$(23,987)
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	65,868	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	76	—	—	76
Unrealized gain on short term investments	—	—	—	—	—	1	—	1
Net Loss	—	—	—	—	—	—	(6,658)	(6,658)
Balance—March 31, 2019	16,262,425	$72,252	1,692,699	$—	$394	$1	$(30,934)	$(30,539)
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	65,868	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	139	—	—	139
Unrealized gain on short term investments	—	—	—	—	—	2	—	2
Net Loss	—	—	—	—	—	—	(8,290)	(8,290)
Balance—June 30, 2019	16,262,425	$72,252	1,827,498	$—	$562	$3	$(39,224)	$(38,659)

The accompanying notes are an integral part of these unaudited condensed financial statements

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock, net of issuance costs of $16.0 million	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of common stock upon the exercise of stock options	—	—	51,147	—	152	—	—	152
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	64,428	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	990	—	—	990
Unrealized gain on short term investments	—	—	—	—	—	20	—	20
Net Loss	—	—	—	—	—	—	(28,013)	(28,013)
Balance—March 31, 2020	—	$—	37,471,997	$3	$336,145	$19	$(94,285)	$241,882
Issuance of common stock upon the exercise of stock options	—	—	14,875	—	25	—	—	25
Vesting of founder shares subject to repurchase	—	—	68,932	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	114,392	—	111	—	—	111
Shares issued pursuant to the employee stock purchase plan	—	—	19,862	—	287	—	—	287
Stock-based compensation expense	—	—	—	—	2,049	—	—	2,049
Unrealized gain on short term investments	—	—	—	—	—	(19)	—	(19)
Net Loss	—	—	—	—	—	—	(35,412)	(35,412)
Balance—June 30, 2020	—	$—	37,690,058	$3	$338,617	$—	$(129,697)	$208,923
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,425)	$(14,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	25
Non-cash lease expense	65	55
Net amortization/accretion on marketable securities	(336)	(293)
Stock-based compensation	3,039	215
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(629)	(1,576)
Other assets	—	(47)
Accounts payable	6,910	225
Accrued liabilities	7,595	1,029
Operating lease liabilities	(47)	(2)
Net cash used in operating activities	(46,771)	(15,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(62,763)	(22,897)
Proceeds from maturities of marketable securities	48,600	11,700
Purchases of property and equipment	(58)	(225)
Net cash used in investing activities	(14,221)	(11,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	273	168
Proceeds from initial public offering, net of issuance costs	168,642	—
Proceeds from issuance of common stock for ESPP purchase	287	—
Net cash provided by financing activities	169,202	168
Net increase (decrease) in cash and cash equivalents	108,210	(26,571)
Cash and cash equivalents at beginning of period	63,336	39,394
Cash and cash equivalents at end of period	$171,546	$12,823
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for lease liability	$3,645	$391
Reduction in right-of-use asset upon reassessment of lease term	$139	$—
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
Initial Public Offering
On February 4, 2020, the Company closed an initial public offering (IPO), issuing and selling 10,781,250 shares of common stock at a public offering price of $17.00 per share, including 1,406,250 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $167.2 million, after deducting underwriting discounts, commissions and offering related transaction costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The financial statements as of June 30, 2020, including share and per share amounts, incorporate the effects of the IPO.

Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $129.7 million and $66.3 million as of June 30, 2020 and December 31, 2019, respectively. The Company had cash, cash equivalents and marketable securities of $224.0 million and $101.3 million as of June 30, 2020 and December 31, 2019, respectively. Prior to selling common stock in its IPO, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of August 11, 2020, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company is monitoring the potential impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.

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
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of June 30, 2020, the interim condensed statements of operations and comprehensive loss and the condensed changes in convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and six-month periods are also unaudited. The condensed results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.
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
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income (expense), net. The Company evaluated the underlying credit quality and credit ratings of

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. As of June 30, 2020, there were no unrealized gains or losses on marketable securities, and as of December 31, 2019, there were unrealized losses on marketable securities of $1,000. Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) on the balance sheets. There were no realized gains or losses on investments for the three and six months ended June 30, 2020 and 2019. Interest on marketable securities is included in Other income (expense), net.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the balance sheets.
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
Assets and liabilities recorded at fair value on a recurring basis on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
Leases

The Company determines if an arrangement is or contains a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company’s lease agreements includes lease and non-lease components and the Company has elected to not separate such components for all classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets.
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three and six months ended June 30, 2020 and 2019, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Convertible Preferred Stock
Prior to its IPO, the Company classified its outstanding convertible preferred stock outside of stockholders’ equity (deficit) on its balance sheets as the requirements of triggering a deemed liquidation event, as defined within its amended and restated certificate of incorporation, were not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event were to be distributed in accordance with the liquidation preferences, provided that the holders of convertible preferred stock had not converted their shares into common stock. The Company recorded the issuance of convertible preferred stock at the issuance price less related issuance costs. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty as to whether or when a deemed liquidation event may have occurred. In connection with the IPO in February 2020, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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

The United States Congress enacted the Families First Coronavirus Response Act (FFCR Act) on March 18, 2020 and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The FFCR Act and CARES Act include numerous tax-related provisions including modifications to the limitations on business interest expense and net operating losses (NOLs), as well as a payment delay of employer payroll taxes in 2020 after the date of enactment. On June 29, 2020, the California State Assembly Bill 85 (Trailer Bill) was enacted which suspends the use of California NOL deductions and certain tax credits, including research and development credits, for the 2020, 2021, and 2022 tax years. The Company does not expect the FFCR Act, CARES Act or Trailer Bill to have a material impact on the Company’s financial statements.

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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU No. 2018-13, which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company early adopted this standard as of January 1, 2020, and it did not have a material impact on its condensed financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13. This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations now include forward-looking information in the determination of their credit loss estimates. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company early adopted this standard as of January 1, 2020, and it did not have a material impact on its condensed financial statements. There was no impact on the Company's condensed financial statements from credit losses for the three and six months ended June 30, 2020.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), or ASU No. 2019-12, which amends the existing guidance relating to the accounting for income taxes. This standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods therein. Early adoption is permitted. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. The Company early adopted this guidance as of January 1, 2020, and it did not have a material impact on its condensed financial statements.
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$171,546	$—	$—	$171,546
Commercial paper	—	52,429	—	52,429
Total assets	$171,546	$52,429	$—	$223,975

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$43,558	$—	$—	$43,558
Commercial paper	—	44,689	—	44,689
U.S. government securities	13,018	—	—	13,018
Total assets	$56,576	$44,689	$—	$101,265
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
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$171,546	$—	$—	$171,546
Total cash and cash equivalents	$171,546	$—	$—	$171,546
Marketable securities:
Commercial paper	$52,429	—	—	$52,429
Total marketable securities	$52,429	$—	$—	$52,429
______________
(1)This balance includes cash requirements settled on a nightly basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Commercial paper	$11,780	$—	$—	$11,780
Money market funds(1)	43,558	—	—	43,558
U.S. government securities	7,998	—	—	7,998
Total cash and cash equivalents	$63,336	$—	$—	$63,336
Marketable securities:
Commercial paper	$32,909	$—	$—	$32,909
U.S. government securities	5,021	—	(1)	5,020
Total marketable securities	$37,930	$—	$(1)	$37,929
______________
(1)This balance includes cash requirements settled on a nightly basis.

There were no realized gains or losses on investments for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of June 30, 2020 and December 31, 2019, all securities have a maturity of one year or less and all securities with gross unrealized losses have been in continuous loss position for less than twelve months.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$1,634	$62
Prepaid clinical trial costs	1,631	2,998
Deferred financing costs	—	1,747
Other prepaid expenses and current assets	795	402
Total prepaid expenses and other current assets	$4,060	$5,209
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Clinical trial accruals	$8,504	$1,497
Accrued compensation	1,694	1,379
Early exercise liability, current	208	225
Accrued expenses and other current liabilities	542	553
Total accrued liabilities	$10,948	$3,654

5. License Agreements
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca AB, or AstraZeneca, granting the Company a worldwide exclusive license, with the

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
There were no payments made or due in connection with AZ-licensed Products for the three and six months ended June 30, 2020 and 2019.
Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, Canada and the European Union (including for clarity the United Kingdom). The Company made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement, which was recorded as research and development expense. In December 2019, the Company exercised its exclusive option under the agreement, for which it made a $1.5 million cash payment, which was recorded in research and development expense, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
There were no payments made or due in connection with Hengrui for the three and six months ended June 30, 2020 and 2019.
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
6. Commitments and Contingencies
Operating Lease
The Company leases a facility in Westlake Village, California under an operating lease that commenced in February 2019. This lease was amended in April 2020 in order to relocate to a new expanded space comprising 22,643 square feet. At the time of the amendment, the Company reassessed the lease term of the original space in accordance with the option to terminate if leasing additional space in the same property. In connection with the reduction of the lease term for the original space, the Company reduced the right-of-use asset and lease liability balance by $139,000.
The Company recognized the ROU asset and lease liability for the new space on May 1, 2020, which was determined to be the lease commencement date. The lease payments begin upon the earlier of Company occupying the space or 15 days after tenant improvements are complete, and terminate 91 months thereafter, with a renewal option for a term of five years. The Company will have a one-time option to cancel the lease after month 67. The renewal and one-time cancellation options have not been considered in the determination of the ROU asset or lease liability as the Company did not consider it reasonably certain it would exercise these options.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately 1 year. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The amended lease agreement provides for a tenant improvement allowance up to $1.25 million. It also requires the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met.
In association with commencement of this new lease, the Company recorded lease liabilities and off-setting ROU assets of $3.6 million on its condensed balance sheet as of June 30, 2020. Since the Company is reasonably certain to incur costs equal to or exceeding the tenant improvement allowance of $1.25 million, the allowance is treated as a lease incentive that is payable to the Company at the lease commencement date. Accordingly, the tenant improvement allowance is included in the measurement of the consideration in the contract at commencement, and is recognized as a reduction in the right-of-use asset and lease liability. Upon completion, the tenant improvements will be reclassified from the lease liability to fixed assets and depreciated over the term of the lease.

The minimum annual rental payments of the Company’s operating lease liability as of June 30, 2020 are as follows (in thousands):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

Amounts
2020 (July through December)	$81
2021	172
2022	803
2023	967
2024	997
Thereafter	3,733
Total minimum lease payments	$6,753
Less: Amounts representing interest	(1,818)
Less: Tenant improvement allowance	(1,245)
Present value of future minimum lease payments	$3,690
Current portion operating lease liability	80
Operating lease liability, noncurrent	3,610
Total operating lease liability	$3,690

Straight-line rent expense recognized for operating leases was $150,000 and $193,000 for the three and six months ended June 30, 2020, respectively, and $42,000 and $66,000 for the three and six months ended June 30, 2019, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three and six months ended June 30, 2020 and 2019.

The following information represents supplemental disclosure for the statement of cash flows related to the Company’s operating lease (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$96	$47

The following summarizes additional information related to the operating lease:

June 30, 2020
Weighted-average remaining lease term (in years)	7.8
Weighted-average discount rate	7.0%
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
In connection with the Company's IPO in February 2020, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
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
Changes in fair value were recognized as a gain or loss in other income (expense), net in the statements of operations. On the closing of the first tranche in April 2017, the Company recorded the initial fair value of the Series A Convertible Preferred Stock Liability of $219,000 for the second and the third tranche participating rights by reducing the carrying value of Series A convertible preferred stock.
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
Common Stock

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of June 30, 2020, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	June 30,	December 31,
	2020	2019
Convertible preferred stock outstanding	—	24,385,388
Options issued and outstanding	3,244,771	2,516,470
Common stock awards available for grant under employee benefit plans	3,033,903	1,550,150
Restricted stock units outstanding	130,060	—
Total common stock reserved	6,408,734	28,452,008
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of June 30, 2020 and December 31, 2019.
8. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, or the 2020 Plan, which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan, or the 2017 Plan, and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1, 2021 and each subsequent anniversary through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. As of June 30, 2020, the Company had 2,702,765 shares available for future grant under the 2020 Plan.
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
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	Number of Options		Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	2,516,470		$3.47	9.44	$7,673
Granted	851,325		$27.68
Exercised	(123,024)		$2.22
Balance—June 30, 2020	3,244,771		$9.87	9.15	$66,436
Exercisable—June 30, 2020	1,411,813	(1)	$6.74	9.05	$33,176

______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2020. As of December 31, 2019, prior to the Company's IPO, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the six months ended June 30, 2020 was $1.9 million.
The total grant-date fair value of the options vested during the six months ended June 30, 2020 was $890,000. The weighted-average grant-date fair value of employee options granted during the six months ended June 30, 2020 was $18.71.
Restricted Stock Unit Activity
The following table summarizes information regarding our restricted stock units (RSUs):

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2019	—	$—
Granted	130,060	$27.61
Vested	—	$—
Forfeited	—	$—
Unvested Balance—June 30, 2020	130,060	$27.61
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over 4 years. There were no RSU grants prior to January 1, 2020.

Stock-Based Compensation Expense
Stock-based compensation expense recognized in our condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$726	$57	$1,142	$88
General and administrative	1,323	82	1,897	127
Total stock-based compensation expense	$2,049	$139	$3,039	$215
As of June 30, 2020, there was $18.9 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.4 years.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
As of June 30, 2020, there was $3.3 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.7 years.
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
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Expected term (in years)	5.5 – 6.2	5.1 – 6.6
Expected volatility	78.4 – 80.6%	68.6 – 72.5%
Risk-free interest rate	0.4 – 1.4%	1.6 – 2.6%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly,

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
the Company has recorded the unvested portion of the exercise proceeds of $364,000 and $409,000 as a liability from the early exercise in the accompanying balance sheets as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, there were $208,000 and $225,000 recorded in accrued liabilities, respectively, and $156,000 and $184,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
Founder Awards
In August 2016, the Company issued 1,187,738 shares of restricted common stock to founders of which 1,102,903 shares vest under a service condition and 84,835 shares vest under a performance condition. The shares were issued under the terms of the respective restricted stock purchase agreements, or the Stock Purchase Agreement, and unvested shares were subject to repurchase by the Company at the original purchase price per share upon the holder’s termination of his relationship with the Company. The restricted shares were not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. One-fourth of the 1,102,903 shares of restricted common stock were vested on the first-anniversary date and the remaining 827,177 shares will vest on a monthly basis thereafter. In July 2018, performance conditions prescribed by the Stock Purchase Agreement were met and 84,835 shares of the restricted common stock were fully vested. As of December 31, 2019, 1,049,875 shares subject to the award had vested, and an additional 137,863 shares vested during the six months ended June 30, 2020. As of June 30, 2020, all shares of restricted stock subject to the award had been vested.
2020 Employee Stock Purchase Plan
The Company adopted the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective on January 30, 2020 in connection with the IPO. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods. The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period.
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
The Company commenced an offering period on January 31, 2020, which ended on May 31, 2020, and resulted in 19,862 shares of stock being issued under the ESPP during the six months ended June 30, 2020. Subsequently, the Company commenced another offering period on June 1, 2020, which will end on November 30, 2020. Stock-based compensation expense related to the ESPP was $94,000 and $161,000 for the three and six months ended June 30, 2020, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
9. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2020	2019
Convertible preferred stock on an as-converted basis	—	16,262,425
Stock options to purchase common stock	3,244,771	1,756,085
Early exercised options subject to future vesting	499,235	612,395
RSU's subject to future vesting	130,060	—
ESPP shares subject to future issuance	5,933	—
Restricted stock subject to future vesting	—	275,726
Total	3,879,999	18,906,631

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
Our lead product candidate, topical roflumilast cream (ARQ-151), is in Phase 3 clinical trials in plaque psoriasis. Roflumilast cream is a topical cream formulation of roflumilast, a highly potent and selective phosphodiesterase type 4, or PDE4, inhibitor, which we are developing for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. In July 2018, we executed a worldwide licensing agreement with AstraZeneca AB, or AstraZeneca, for exclusive worldwide rights to all topical dermatological uses of roflumilast. We have successfully completed a Phase 2b study of roflumilast cream in plaque psoriasis, and, in August 2019, paid AstraZeneca the first milestone payment of $2.0 million that was earned upon the achievement of positive Phase 2 data for any AZ-Licensed Product (as defined in “—License Agreements—AstraZeneca License Agreement”). We have initiated three Phase 3 studies in plaque psoriasis, including two pivotal studies (DERMIS-1 and DERMIS-2) and an open label extension study (DERMIS-OLE), with topline data expected in the first half of 2021. The open label extension study has completed enrollment. We have also completed enrollment in a long-term safety study of roflumilast cream in plaque psoriasis patients, reported positive preliminary data for cohort 1, and expect to report topline data for the full study population from both cohorts 1 and 2 in the first quarter of 2021. We have also completed a Phase 2 proof of concept study of roflumilast cream in atopic dermatitis (AD) and plan to initiate a Phase 2b study in AD in the second half of 2020, with topline results expected in the second half of 2021. Additionally, we are developing ARQ-154, a topical foam formulation of roflumilast cream, and have completed enrollment in a Phase 2 proof of concept study in seborrheic dermatitis and a Phase 2b study in scalp psoriasis. We expect to report topline data from both of these studies in the fourth quarter of 2020.
Beyond this, we also initiated a Phase1/2b clinical study of ARQ-252, a potent and highly selective topical Janus kinase type 1, or JAK1, inhibitor for the treatment of chronic hand eczema. We have completed the Phase 1 portion of this clinical study and commenced the Phase 2b portion, and expect topline data in the second half of 2021. We also plan to initiate a clinical study of ARQ-252 in vitiligo in the second half of 2020. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata. In January 2018, we executed an exclusive option and license agreement with Jiangsu Hengrui Medicine Co., Ltd. of China, or Hengrui, to the active pharmaceutical ingredient in ARQ-252 and ARQ-255 for all topical formulations for dermatological uses in the

United States, Canada, Europe and Japan. In December 2019, we exercised our exclusive option associated with this agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada.
Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and, prior to our IPO completed in January 2020, have funded our operations primarily with $162.5 million in net cash proceeds from private placements of our convertible preferred stock. On February 4, 2020, we closed our IPO of 10,781,250 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,406,250 additional shares of common stock. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $167.2 million.
We have incurred net losses in each year since inception, including net losses of $35.4 million and $63.4 million for the three and six months ended June 30, 2020, respectively, and $8.3 million and $14.9 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $129.7 million and cash, cash equivalents and marketable securities of $224.0 million.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the Food and Drug Administration (FDA) or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue preclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition. See “—Liquidity, Capital Resources and Requirements” below and Note 1 to the unaudited condensed financial statements for additional information. Based on our current planned operations, we expect our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations through 2021.
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
COVID-19 Update
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. COVID-19 has placed strains on the providers of healthcare services, including the sites where we conduct our clinical trials. These strains have resulted in some clinical sites slowing or halting enrollment in clinical trials and restricting the on-site monitoring of clinical trials. We follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. We are monitoring the potential impact COVID-19 may have on the clinical development of our product candidates, including potential delays or modifications to ongoing and planned trials. Thus far, we have seen limited impact on our clinical trials including some disruptions in screening, enrollment and monitoring, however at this time, we do not expect delays to previously disclosed clinical timelines, including those for roflumilast cream, roflumilast foam and ARQ-252. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations.
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
We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the Phase 3 trials (DERMIS-1, DERMIS-2, and DERMIS-OLE) of roflumilast cream for plaque psoriasis, the preclinical studies and clinical trials for the continued development of roflumilast cream for atopic dermatitis, roflumilast foam for seborrheic dermatitis and scalp psoriasis, ARQ-252 for hand eczema and vitiligo, and ARQ-255 for alopecia areata.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$30,009	$7,214	$22,795	316%
General and administrative	5,618	1,324	4,294	324%
Total operating expenses	$35,627	$8,538	$27,089	317%
Loss from operations	(35,627)	(8,538)	(27,089)	317%
Other income, net	215	248	(33)	(13)%
Net loss	$(35,412)	$(8,290)	$(27,122)	327%
Research and Development Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$22,691	$4,416	$18,275	414%
Manufacturing	2,803	1,427	1,376	96%
Indirect Costs:
Compensation and personnel-related	3,109	1,049	2,060	196%
Other	1,406	322	1,084	337%
Total research and development expense	$30,009	$7,214	$22,795	316%
Research and development expenses increased by $22.8 million, or 316%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was due to an increase in clinical trial costs of $18.3 million, an increase in compensation and personnel-related expenses of $2.1 million, an increase in manufacturing costs of $1.4 million, and an increase of $1.1 million in other costs, including regulatory, research and clinical consulting costs. The increases in clinical trial and manufacturing costs relate to new and ongoing studies of roflumilast cream, including three Phase 3 studies of roflumilast cream for plaque psoriasis and a Phase 1 pediatric study of roflumilast cream for atopic dermatitis. Additionally, in the current year, there were costs related to the initiation of the Phase 2b study of roflumilast foam for scalp psoriasis, a Phase 2 Proof of Concept clinical trial of roflumilast foam for seborrheic dermatitis, and a Phase 1/2b study of ARQ-252 in hand eczema. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount.
General and Administrative Expenses
General and administrative expenses increased by $4.3 million, or 324%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to an increase in compensation and personnel-related expenses of $2.0 million, an increase in professional services of $1.4 million, and an increase in insurance costs of $0.7 million. The increase in compensation and personnel-related expenses, which includes stock compensation, was due to an increase in headcount. The increases in professional services and insurance costs were mainly due to the costs associated with being a public company.
Other Income, Net
Other income, net decreased by $33,000, or 13%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 . The decrease was due to a decrease in the yield on our investment portfolio, partially offset by higher balances.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$55,191	$13,417	$41,774	311%
General and administrative	9,087	2,073	7,014	338%
Total operating expenses	$64,278	$15,490	$48,788	315%
Loss from operations	(64,278)	(15,490)	(48,788)	315%
Other income, net	853	542	311	57%
Net loss	$(63,425)	$(14,948)	$(48,477)	324%
Research and Development Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$41,427	$8,743	$32,684	374%
Manufacturing	6,057	2,119	3,938	186%
Indirect Costs:
Compensation and personnel-related	5,376	1,871	3,505	187%
Other	2,331	684	1,647	241%
Total research and development expense	$55,191	$13,417	$41,774	311%
Research and development expenses increased by $41.8 million, or 311%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due to an increase in clinical trial costs of $32.7 million, an increase in manufacturing costs of $3.9 million, an increase in compensation and personnel-related expenses of $3.5 million, and an increase of $1.6 million in other costs, including regulatory, research and clinical consulting costs. The increases in clinical trial and manufacturing costs relate to new and ongoing studies of roflumilast cream, including three Phase 3 studies of roflumilast cream for plaque psoriasis and a Phase 1 pediatric study of roflumilast cream for atopic dermatitis. Additionally, in the current year, there were costs related to the initiation of the Phase 2b study of roflumilast foam for scalp psoriasis, a Phase 2 Proof of Concept clinical trial of roflumilast foam for seborrheic dermatitis, and the Phase 1/2b study of ARQ-252 in hand eczema. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount.

General and Administrative Expenses
General and administrative expenses increased by $7.0 million, or 338%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase in compensation and personnel-related expenses of $3.4 million, an increase in professional services of $2.1 million, and an increase in insurance costs of $1.2 million. The increase in compensation and personnel-related expenses, which includes stock compensation, was due to an increase in headcount. The increases in professional services and insurance costs were mainly due to the costs associated with being a public company.
Other Income, Net
Other income, net increased by $0.3 million, or 57%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to higher balances in our investment portfolio, partially offset by a decrease in their yield.
Liquidity, Capital Resources and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $224.0 million, and an accumulated deficit of $129.7 million. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock as well as our IPO completed in January 2020, and will continue to be dependent upon equity, debt financing, collaborations or other forms of capital at least until we are able to generate positive cash flows from our operations.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash used in operating activities	$(46,771)	$(15,317)
Cash used in investing activities	(14,221)	(11,422)
Cash provided by financing activities	169,202	168
Net increase (decrease) in cash and cash equivalents	$108,210	$(26,571)
Net Cash Used in Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities was $46.8 million, which consisted of a net loss of $63.4 million, offset by a change in net operating assets and liabilities of $13.8 million and net non-cash charges of $2.8 million. The change in net operating assets and liabilities was due to an increase of $14.5 million in accounts payable and accrued liabilities due to our operating expense growth and timing of payments, partially offset by an increase of $0.6 million in prepaid expenses and other current assets. The net non-cash charges were primarily related to stock-based compensation expense of $3.0 million.
During the six months ended June 30, 2019, net cash used in operating activities was $15.3 million and consisted primarily of a net loss of $14.9 million and a change in net operating assets and liabilities of $0.4 million. The change in net operating assets and liabilities was primarily due to an increase of $1.6 million in prepaid expenses and other assets, partially offset by an increase in accounts payable and accrued liabilities of $1.3 million due to our operating expense growth and timing of payments.
Net Cash Used in Investing Activities
During the six months ended June 30, 2020, net cash used in investing activities was $14.2 million, which was comprised primarily of purchases of marketable securities of $62.8 million, partially offset by proceeds from the maturities of marketable securities of $48.6 million.
During the six months ended June 30, 2019, net cash used in investing activities was $11.4 million, which was comprised primarily of purchases of marketable securities of $22.9 million, partially offset by proceeds from maturities of marketable securities of $11.7 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $169.2 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million.
During the six months ended June 30, 2019, net cash provided by financing activities was $0.2 million, which was comprised of the cash proceeds received from the issuance of common stock upon exercise of stock options.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $129.7 million as of June 30, 2020. We had cash, cash equivalents and marketable securities of $224.0 million as of June 30, 2020. Based on our current planned operations, we expect that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2021. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our currently ongoing Phase 3 studies (DERMIS-1, DERMIS-2, and DERMIS-OLE) of roflumilast cream in plaque psoriasis, our planned Phase 2b study of roflumilast cream in atopic dermatitis, our currently ongoing Phase 2 proof of concept study of roflumilast foam in seborrheic dermatitis, our currently ongoing Phase 2b study of roflumilast foam in scalp psoriasis, our currently ongoing Phase 1/2b study of ARQ-252 in hand eczema, our planned Phase 2a study of ARQ-252 in vitiligo and our formulation and preclinical efforts for ARQ-255 for alopecia areata.
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
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of June 30, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$6,753	$81	$1,457	$1,994	$3,221
Total obligations	$6,753	$81	$1,457	$1,994	$3,221
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payments begin at the earlier of us occupying the space or 15 days from the completion of tenant improvements and terminate 91 months thereafter, with a renewal option term of 5 years. We will have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately 1 year. The amended lease agreement provides for a tenant improvement allowance up to $1.25 million. It also requires that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met.
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
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission (SEC) rules.
Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies during the six months ended June 30, 2020.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed financial statements.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We early adopted ASU 2016-01, Financial Instruments—Overall (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share Based Payment Accounting, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, ASU No. 2016-02—Leases, ASU No. 2016-13, ASU No. 2018-13, and ASU No. 2019-12, as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2020, we had cash and cash equivalents of $171.5 million and marketable securities of $52.4 million, which consist of bank deposits, money market funds and commercial paper. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2020.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss for the three and six months ended June 30, 2020 was approximately $35.4 million and $63.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $129.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of June 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $224.0 million. Based on our planned operations, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2021. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•our dependency on Contract Research Organizations (CROs) and third-party manufacturers to supply or manufacture our product candidates;
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
•the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact our clinical trials and ability to obtain market approvals;
•if our new drug application (NDA) or other foreign application is reviewed by an advisory committee, the FDA or other relevant foreign regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
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
Our current sales and marketing organization consists of four employees, including our Chief Commercial Officer. To achieve commercial success for any product for which we obtain marketing approval, we will need to build a significantly more robust sales and marketing organization. We do not currently have any infrastructure for the sales, marketing, or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services.
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

For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc., and generic and branded versions of low to mid-potency steroids such as hydrocortisone and betamethasone; and the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with roflumilast cream, including but not limited to: topical tapinarof and topical cerdulatinib, both under development by Dermavant Sciences, Inc., topical ruxolitinib, under development by Incyte Corporation, topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc., topical PF-06700841, a Tyk2/JAK1 inhibitor under development by Pfizer, Inc., topical difamilast ointment, under development by Medimetriks/Otsuka

Pharma, oral PF-04965842, under development by Pfizer Inc., oral upatacitinib, under development by AbbVie, Inc., and injectable lebrikizumab, under development by Eli Lilly and Company.
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
As of June 30, 2020, we had 49 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates.
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
Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Todd Franklin Watanabe and our Chief Technical Officer, David W. Osborne, Ph.D, and our Chief Medical Officer, Patrick Burnett, M.D., Ph.D. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our next annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company and otherwise do not meet the definition of a "smaller reporting company" (SRC) and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
In addition, we have begun to implement an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system is requiring us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. For example, outbreaks of epidemic, pandemic, or contagious diseases, such as the recent COVID-19 outbreak, could disrupt our business. Business disruptions could include disruptions to the enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, the COVID-19 outbreak may result in a severe economic downturn and has already significantly affected the financial markets of many countries. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. By way of example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states as well as in non-U.S. jurisdictions. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
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
•state privacy laws and regulations, such as those of California, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (for example, in June 2018, California enacted the California Consumer Privacy Act (which went into effect on January 1, 2020) that gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation; resulting in increased compliance costs and potential liability);
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
Risks Related to Our Common Stock
The stock price of our common stock may be volatile or may decline.
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
As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position, including the ability to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Use of Proceeds
On January 30, 2020, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-235806), as amended, filed in connection with our IPO. Pursuant to our IPO, we issued and sold 10,781,250 shares of common stock at a public offering price of $17.00 per share, including 1,406,250 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $167.2 million, after deducting underwriting discounts, commissions and offering related transaction costs.
Goldman Sachs & Co. LLC and Cowen and Company, LLC acted as representatives of the underwriters for the IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated January 30, 2020, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2020.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.25	Office Lease Agreement, dated January 31, 2019, by and between the Registrant and Westlake Park Place, Inc.				X
10.26	First Amendment to Office Lease Agreement, dated April 22, 2020, by and between Registrant and Westlake Park Place, Inc.				X

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
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arcutis Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	August 11, 2020	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)