Form 10-Q
period 2020-09-30
Arcutis Biotherapeutics, Inc.
filed 2020-11-05
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2020 was 43,634,480.

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,707	$63,336
Marketable securities	144,005	37,929
Prepaid expenses and other current assets	4,409	5,209
Total current assets	194,121	106,474
Property, plant, and equipment, net	322	227
Operating lease right-of-use asset	3,492	264
Other assets	78	47
Total assets	$198,013	$107,012
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,039	$1,405
Accrued liabilities	16,083	3,654
Operating lease liability	32	178
Total current liabilities	21,154	5,237
Operating lease liability, noncurrent	3,675	129
Other long-term liabilities	113	184
Total liabilities	24,942	5,550
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; no shares and 48,787,898 shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 24,385,388 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	166,491
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and December 31, 2019;	—	—
Common stock, $0.0001 par value; 300,000,000 and 65,820,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 38,218,195 and 2,879,763 shares issued at September 30, 2020 and December 31, 2019, respectively; 37,798,889 and 2,120,853 shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	—
Additional paid-in capital	340,964	1,244
Accumulated other comprehensive income (loss)	4	(1)
Accumulated deficit	(167,901)	(66,272)
Total stockholders’ equity (deficit)	173,071	(65,029)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$198,013	$107,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$32,743	$12,348	$87,934	$25,765
General and administrative	5,560	2,300	14,647	4,373
Total operating expenses	38,303	14,648	102,581	30,138
Loss from operations	(38,303)	(14,648)	(102,581)	(30,138)
Other income, net	99	168	952	710
Net loss	$(38,204)	$(14,480)	$(101,629)	$(29,428)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	4	(3)	5	—
Comprehensive loss	$(38,200)	$(14,483)	$(101,624)	$(29,428)
Per share information:
Net loss per share, basic and diluted	$(1.01)	$(7.56)	$(3.06)	$(16.60)
Weighted-average shares used in computing net loss per share, basic and diluted	37,748,454	1,915,601	33,214,005	1,773,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2018	16,262,425	$72,252	1,557,900	$—	$289	$—	$(24,276)	$(23,987)
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	65,868	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	76	—	—	76
Unrealized gain on short term investments	—	—	—	—	—	1	—	1
Net Loss	—	—	—	—	—	—	(6,658)	(6,658)
Balance—March 31, 2019	16,262,425	$72,252	1,692,699	$—	$394	$1	$(30,934)	$(30,539)
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	65,868	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	139	—	—	139
Unrealized gain on short term investments	—	—	—	—	—	2	—	2
Net Loss	—	—	—	—	—	—	(8,290)	(8,290)
Balance—June 30, 2019	16,262,425	$72,252	1,827,498	$—	$562	$3	$(39,224)	$(38,659)
Issuance of common stock upon the exercise of stock options	—	—	15,885		9			9
Vesting of founder shares subject to repurchase	—	—	68,932	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	65,869	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	154	—	—	154
Unrealized gain on short term investments	—	—	—	—	—	(3)	—	(3)
Net Loss	—	—	—	—	—	—	(14,480)	(14,480)
Balance—September 30, 2019	16,262,425	$72,252	1,978,184	$—	$754	$—	$(53,704)	$(52,950)

The accompanying notes are an integral part of these unaudited condensed financial statements

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock, net of issuance costs of $16.0 million	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of common stock upon the exercise of stock options	—	—	51,147	—	152	—	—	152
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	64,428	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	990	—	—	990
Unrealized gain on short term investments	—	—	—	—	—	20	—	20
Net Loss	—	—	—	—	—	—	(28,013)	(28,013)
Balance—March 31, 2020	—	$—	37,471,997	$3	$336,145	$19	$(94,285)	$241,882
Issuance of common stock upon the exercise of stock options	—	—	14,875	—	25	—	—	25
Vesting of founder shares subject to repurchase	—	—	68,932	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	114,392	—	111	—	—	111
Shares issued pursuant to the employee stock purchase plan	—	—	19,862	—	287	—	—	287
Stock-based compensation expense	—	—	—	—	2,049	—	—	2,049
Unrealized gain on short term investments	—	—	—	—	—	(19)	—	(19)
Net Loss	—	—	—	—	—	—	(35,412)	(35,412)
Balance—June 30, 2020	—	$—	37,690,058	$3	$338,617	$—	$(129,697)	$208,923
Issuance of common stock upon the exercise of stock options	—	—	28,908	—	34	—	—	34
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	79,923	1	52	—	—	53
Stock-based compensation expense	—	—	—	—	2,261	—	—	2,261
Unrealized gain on short term investments	—	—	—	—	—	4	—	4
Net Loss	—	—	—	—	—	—	(38,204)	(38,204)
Balance—September 30, 2020	—	$—	37,798,889	$4	$340,964	$4	$(167,901)	$173,071
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,629)	$(29,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	44
Non-cash lease expense	202	91
Net amortization/accretion on marketable securities	(307)	(357)
Stock-based compensation	5,300	369
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(369)	(1,408)
Other assets	—	(47)
Accounts payable	3,682	889
Accrued liabilities	12,602	3,851
Operating lease liabilities	(30)	(43)
Net cash used in operating activities	(80,462)	(26,039)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(179,364)	(22,897)
Proceeds from maturities of marketable securities	73,600	32,800
Purchases of property and equipment	(168)	(229)
Net cash (used in) provided by investing activities	(105,932)	9,674
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	307	256
Proceeds from initial public offering, net of issuance costs	168,642	—
Proceeds from issuance of common stock for ESPP purchase	287	—
Payment of financing costs	(471)	(108)
Net cash provided by financing activities	168,765	148
Net decrease in cash and cash equivalents	(17,629)	(16,217)
Cash and cash equivalents at beginning of period	63,336	39,394
Cash and cash equivalents at end of period	$45,707	$23,177
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for lease liability	$3,645	$391
Reduction in right-of-use asset upon reassessment of lease term	$139	$—
Deferred financing costs included in accounts payable and accrued liabilities	$138	$920
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Unaudited Condensed Financial Statements

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
Initial Public Offering and Follow-On Financing
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling 10,781,250 shares of common stock at a public offering price of $17.00 per share, including 1,406,250 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $167.2 million, after deducting underwriting discounts, commissions and offering related transaction costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
On October 6, 2020, the Company sold 4,000,000 shares of common stock in a follow-on public offering along with 1,400,000 shares of common stock in a private placement, or the follow-on financing, both at a price of $25 per share, receiving $128.4 million in net proceeds after deducting the underwriting discounts, commissions and offering related transaction costs. See Note 10 for additional information. The financial statements as of September 30, 2020, including share and per share amounts, do not incorporate the effects of this follow-on financing.

Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $167.9 million and $66.3 million as of September 30, 2020 and December 31, 2019, respectively. The Company had cash, cash equivalents and marketable securities of $189.7 million and $101.3 million as of September 30, 2020 and December 31, 2019, respectively. In addition, on October 6, 2020, the Company received $128.4 million in net proceeds from our follow-on financing. Prior to selling common stock in its IPO and follow-on financing, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of November 5, 2020, the Company’s operations have not been significantly

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
impacted by the COVID-19 pandemic. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).
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
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of September 30, 2020, the interim condensed statements of operations and comprehensive loss and the condensed changes in convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and nine-month periods are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and U.S. Treasury securities.
Marketable Securities
Marketable securities consist of investment grade short to intermediate-term fixed income investments that have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase are classified as current based on their availability for use in current operations.
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. As of September 30, 2020, there were net unrealized gains on marketable securities of $4,000, and as of December 31, 2019, there were net unrealized losses on marketable securities of $1,000. Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) on the balance sheets. There were no realized gains or losses on investments for the three and nine months ended September 30, 2020 and 2019. Interest on marketable securities is included in other income, net.
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
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 3, include cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash equivalents, accounts payable and accrued liabilities approximate their fair values due to their short maturities.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three and nine months ended September 30, 2020 and 2019, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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

The United States Congress enacted the Families First Coronavirus Response Act (FFCR Act) on March 18, 2020 and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The FFCR Act and CARES Act include numerous tax-related provisions including modifications to the limitations on business interest expense and net operating losses (NOLs), certain refundable employee retention credits, as well as a payment delay of employer payroll taxes in 2020 after the date of enactment. On June 29, 2020, the California State Assembly Bill 85 (Trailer Bill) was enacted which suspends the use of California NOL deductions and certain tax credits, including research and development credits, for the 2020, 2021, and 2022 tax years. The Company does not expect the FFCR Act, CARES Act or Trailer Bill to have a material impact on the Company’s financial statements.

Variable Interest Entities
The Company reviews agreements it enters into with third-party entities, pursuant to which the Company may have a variable interest in the entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If the Company determines it is the primary beneficiary of a VIE, it consolidates that VIE into the Company’s financial statements. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event. The Company currently does not consolidate any VIEs.

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU No. 2018-13, which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company early adopted this standard as of January 1, 2020, and it did not have a material impact on its condensed financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13. This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations now include forward-looking information in the determination of their credit loss estimates. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company early adopted this standard as of January 1, 2020, and it did not have a material impact on its condensed financial statements. There was no impact on the Company's condensed financial statements from credit losses for the three and nine months ended September 30, 2020.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$45,707	$—	$—	$45,707
Commercial paper	—	69,480	—	69,480
U.S. Treasury securities	74,525	—	—	74,525
Total assets	$120,232	$69,480	$—	$189,712

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$43,558	$—	$—	$43,558
Commercial paper	—	44,689	—	44,689
U.S. Treasury securities	13,018	—	—	13,018
Total assets	$56,576	$44,689	$—	$101,265
______________
(1)This balance includes cash requirements settled on a nightly basis.

Commercial paper, money market funds and U.S. Treasury securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$45,707	$—	$—	$45,707
Total cash and cash equivalents	$45,707	$—	$—	$45,707
Marketable securities:
Commercial paper	$69,480	—	—	$69,480
U.S. Treasury securities	74,521	5	(1)	74,525
Total marketable securities	$144,001	$5	$(1)	$144,005
______________
(1)This balance includes cash requirements settled on a nightly basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Commercial paper	$11,780	$—	$—	$11,780
Money market funds(1)	43,558	—	—	43,558
U.S. Treasury securities	7,998	—	—	7,998
Total cash and cash equivalents	$63,336	$—	$—	$63,336
Marketable securities:
Commercial paper	$32,909	$—	$—	$32,909
U.S. Treasury securities	5,021	—	(1)	5,020
Total marketable securities	$37,930	$—	$(1)	$37,929
______________
(1)This balance includes cash requirements settled on a nightly basis.

There were no realized gains or losses on investments for the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of September 30, 2020 and December 31, 2019, all securities have a maturity of one year or less and all securities with gross unrealized losses have been in continuous loss position for less than twelve months.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid clinical trial costs	$1,619	$2,998
Prepaid insurance	939	62
Deferred financing costs	609	1,747
Tax credits	472	145
Other prepaid expenses and current assets	770	257
Total prepaid expenses and other current assets	$4,409	$5,209
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Clinical trial accruals	$12,590	$1,497
Accrued compensation	2,910	1,379
Early exercise liability, current	198	225
Accrued expenses and other current liabilities	385	553
Total accrued liabilities	$16,083	$3,654

5. License Agreements
AstraZeneca License Agreement

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
In July 2018, the Company entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca AB (AstraZeneca), granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic and therapeutic uses for human dermatological indications, or the Dermatology Field. Under this agreement, the Company has sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at its expense, and it shall use commercially reasonable efforts to develop, obtain and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
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
There were no payments made or due in connection with AZ-licensed Products for the three and nine months ended September 30, 2020.
Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui), whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, Canada and the European Union (including for clarity the United Kingdom). The Company made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement, which was recorded as research and development expense. In December 2019, the Company exercised its exclusive option under the agreement, for which it made a $1.5 million cash payment, which was recorded in research and development expense, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
sublicensees of its rights to the licensed products, such percentage decreasing as the development stage of the licensed products advance.
There were no payments made or due in connection with Hengrui for the three and nine months ended September 30, 2020 and 2019.
Hawkeye Collaboration Agreement
In June 2019, the Company entered into a collaboration agreement, or Hawkeye Agreement, with Hawkeye Therapeutics, Inc. (Hawkeye), a related party with common ownership, for the development of one or more new applications of roflumilast. The Hawkeye Agreement grants Hawkeye an exclusive license to certain intellectual property developed under the agreement as it relates to the applications.
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
6. Commitments and Contingencies
Operating Lease
The Company leases a facility in Westlake Village, California under an operating lease that commenced in February 2019. This lease was amended in April 2020 in order to relocate to a new expanded space comprising 22,643 square feet. At the time of the amendment, the Company reassessed the lease term of the original space in accordance with the option to terminate if leasing additional space in the same property. In connection with the reduction of the lease term for the original space, the Company reduced the ROU asset and lease liability balance by $139,000.
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
In association with commencement of this new lease, the Company recorded lease liabilities and off-setting ROU assets of $3.6 million on its condensed balance sheet as of June 30, 2020. Since the Company is reasonably certain to incur costs equal to or exceeding the tenant improvement allowance of $1.25 million, the allowance is treated as a lease incentive that is payable to the Company at the lease commencement date. Accordingly, the tenant improvement allowance is included in the measurement of the consideration in the contract at commencement, and is recognized as a reduction in the ROU asset and lease liability. Upon completion, the tenant improvements will be reclassified from the lease liability to fixed assets and depreciated over the term of the lease.

The minimum annual rental payments of the Company’s operating lease liability as of September 30, 2020 are as follows (in thousands):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

Amounts
2020 (October through December)	$32
2021	172
2022	803
2023	967
2024	997
Thereafter	3,733
Total minimum lease payments	$6,704
Less: Amounts representing interest	(1,752)
Less: Tenant improvement allowance	(1,245)
Present value of future minimum lease payments	$3,707
Current portion operating lease liability	32
Operating lease liability, noncurrent	3,675
Total operating lease liability	$3,707

Straight-line rent expense recognized for operating leases was $202,000 and $395,000 for the three and nine months ended September 30, 2020, respectively, and $42,000 and $109,000 for the three and nine months ended September 30, 2019, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three and nine months ended September 30, 2020 and 2019.

The following information represents supplemental disclosure for the statement of cash flows related to the Company’s operating lease (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$144	$94

The following summarizes additional information related to the operating lease:

September 30, 2020
Weighted-average remaining lease term (in years)	7.7
Weighted-average discount rate	7.0%
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by California corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes any potential loss exposure under these indemnification agreements in excess of applicable insurance coverage is minimal.

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
In October 2019, the Company issued 8,122,963 shares of Series C convertible preferred stock at a purchase price of $11.63 per share for total net proceeds of $94.2 million, some of which were to related parties.
In September 2018, the Company issued 9,364,850 shares of Series B convertible preferred stock at a purchase price of $6.19 per share for total net proceeds of $54.9 million, some of which were to related parties.

In April 2017 and March 2018, the Company issued 3,590,845 and 3,156,784 shares, respectively, of Series A convertible preferred stock at a purchase price of $2.00 per share for net proceeds of $13.4 million. Additionally, in April 2017, the Company issued 149,946 shares of Series A convertible preferred stock as a result of the conversion of convertible promissory notes.
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of September 30, 2020, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2020	December 31, 2019
Convertible preferred stock outstanding	—	24,385,388
Options issued and outstanding	3,604,363	2,516,470
Common stock awards available for grant under employee benefit plans	2,611,903	1,550,150
Restricted stock units outstanding	163,560	—
Total common stock reserved	6,379,826	28,452,008
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of September 30, 2020 and December 31, 2019.
8. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan, (2017 Plan), and has 2,134,000 shares of

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1, 2021 and each subsequent anniversary through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. As of September 30, 2020, the Company had 2,280,765 shares available for future grant under the 2020 Plan.
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
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options		Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	2,516,470		$3.47	9.44	$7,673
Granted	1,263,825		$27.14
Exercised	(151,932)		$2.07
Forfeited	(24,000)		$27.61
Balance—September 30, 2020	3,604,363		$11.67	9.01	$64,019
Exercisable—September 30, 2020	1,972,132	(1)	$7.37	8.80	$43,245

______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2020. As of December 31, 2019, prior to the Company's IPO, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the nine months ended September 30, 2020 was $2.6 million.
The total grant-date fair value of the options vested during the nine months ended September 30, 2020 was $1.6 million. The weighted-average grant-date fair value of employee options granted during the nine months ended September 30, 2020 was $18.35.
Restricted Stock Unit Activity
The following table summarizes information regarding our restricted stock units (RSUs):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2019	—	$—
Granted	163,560	$27.26
Vested	—	$—
Forfeited	—	$—
Unvested Balance—September 30, 2020	163,560	$27.26
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over 4 years. There were no RSU grants prior to January 1, 2020.

Stock-Based Compensation Expense
Stock-based compensation expense recognized in our condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,067	$57	$2,209	$146
General and administrative	1,194	82	3,091	223
Total stock-based compensation expense	$2,261	$139	$5,300	$369
As of September 30, 2020, there was $23.8 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.4 years. As of September 30, 2020, there was $3.9 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.8 years.
In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock—For options granted prior to IPO in the year ended December 31, 2019, given the absence of a public trading market, the Company’s board of directors with input from management considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; and (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions; and (viii) the lack of marketability of the Company’s common stock. For options granted after IPO, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Expected term (in years)	5.5 – 6.2	5.1 – 6.6
Expected volatility	78.4 – 80.8%	68.6 – 72.5%
Risk-free interest rate	0.3 – 1.4%	1.6 – 2.6%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $311,000 and $409,000 as a liability from the early exercise in the accompanying balance sheets as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, there were $198,000 and $225,000 recorded in accrued liabilities, respectively, and $113,000 and $184,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
Founder Awards
In August 2016, the Company issued 1,187,738 shares of restricted common stock to founders of which 1,102,903 shares vest under a service condition and 84,835 shares vest under a performance condition. The shares were issued under the terms of the respective restricted stock purchase agreements, or the Stock Purchase Agreement, and unvested shares were subject to repurchase by the Company at the original purchase price per share upon the holder’s termination of his relationship with the Company. The restricted shares were not considered outstanding for accounting purposes until they vested and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. One-fourth of the 1,102,903 shares of restricted common stock were vested on the first-anniversary date and the remaining 827,177 shares will vest on a monthly basis thereafter. In July 2018, performance conditions prescribed by the Stock Purchase Agreement were met and 84,835 shares of the restricted common stock were fully vested. As of December 31, 2019, 1,049,875 shares subject to the award had vested, and an additional 137,863 shares vested during the nine months ended September 30, 2020. As of September 30, 2020, all shares of restricted stock subject to the award had been vested.
2020 Employee Stock Purchase Plan
The Company adopted the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective on January 30, 2020 in connection with the IPO. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
The Company commenced an offering period on January 31, 2020, which ended on May 31, 2020, and resulted in 19,862 shares of stock being issued under the ESPP during the six months ended June 30, 2020. Subsequently, the Company commenced another offering period on June 1, 2020, which will end on November 30, 2020. Stock-based compensation expense related to the ESPP was $88,000 and $249,000 for the three and nine months ended September 30, 2020, respectively.
9. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2020	2019
Convertible preferred stock on an as-converted basis	—	16,262,425
Stock options to purchase common stock	3,604,363	1,573,320
Early exercised options subject to future vesting	419,312	681,543
RSU's subject to future vesting	163,560	—
ESPP shares subject to future issuance	14,817	—
Restricted stock subject to future vesting	—	206,794
Total	4,202,052	18,724,082

10. Subsequent Event
On October 6, 2020, the Company completed a public offering of 4,000,000 shares of common stock at an offering price of $25.00 per share, receiving aggregate net proceeds of approximately $93.4 million after deducting the underwriting discounts, commissions and offering related transaction costs. In addition, the Company concurrently sold 1,400,000 shares of common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at a price per share equal to the public offering price, receiving net proceeds of $35.0 million.

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

Our lead product candidate, topical roflumilast cream (ARQ-151), is in Phase 3 clinical trials in plaque psoriasis. Roflumilast cream is a topical cream formulation of roflumilast, a highly potent and selective phosphodiesterase type 4, or PDE4, inhibitor, which we are developing for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. In July 2018, we executed a worldwide licensing agreement with AstraZeneca AB, or AstraZeneca, for exclusive worldwide rights to all topical dermatological uses of roflumilast. We have successfully completed a Phase 2b study of roflumilast cream in plaque psoriasis, and, in August 2019, paid AstraZeneca the first milestone payment of $2.0 million that was earned upon the achievement of positive Phase 2 data for any AZ-Licensed Product (as defined in “—License Agreements—AstraZeneca License Agreement”). We have completed enrollment in three Phase 3 studies in plaque psoriasis, including two pivotal studies (DERMIS-1 and DERMIS-2) and an open label extension study (DERMIS-OLE), with topline data expected in the first quarter of 2021 and a New Drug Application (NDA) submission anticipated by the end of 2021. On July 31, 2020, we announced positive preliminary efficacy and safety results for the first cohort of 223 subjects from our ongoing Phase 2 long-term safety study evaluating roflumilast cream 0.3% as a potential once-daily chronic topical treatment for plaque psoriasis. We expect to have topline data for the full study population of 332 subjects from both cohorts in the first quarter of 2021

Additionally, we have completed a Phase 2 study of roflumilast cream in atopic dermatitis. Following our End of Phase 2 meeting with the U.S. Food and Drug Administraion (FDA) in September 2020, we announced our intention to progress roflumilast cream into Phase 3 studies in atopic dermatitis, bypassing our previously planned Phase 2b study in that indication. We expect to initiate the Phase 3 studies in late 2020 or early 2021.

We are also developing ARQ-154, a topical foam formulation of roflumilast cream, and have successfully completed a Phase 2 study in seborrheic dermatitis. On September 29, 2020, we announced positive topline results from our completed Phase 2 study of roflumilast foam in seborrheic dermatitis. Results from the eight-week treatment period demonstrated statistically significant improvement compared to the matching vehicle on key efficacy endpoints. Roflumilast foam was well-tolerated by the patient population, with rates of application site adverse events, treatment-related adverse events and discontinuations due to adverse events low and similar to vehicle. We have also completed enrollment in a Phase 2b study of ARQ-154 in scalp psoriasis, for which we expect to report topline data by the end of 2020.
Beyond this, we have completed enrollment in a Phase1/2b clinical study of ARQ-252, a potent and highly selective topical Janus kinase type 1, or JAK1, inhibitor for the treatment of chronic hand eczema, and expect topline data by mid-2021. We also plan to initiate a clinical study of ARQ-252 in vitiligo in late 2020 or early 2021. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata. In January 2018, we executed an exclusive option and license agreement with Hengrui for the active pharmaceutical ingredient in ARQ-252 and ARQ-255 for all topical formulations for dermatological uses in the United States, Canada, Europe and Japan. In December 2019, we exercised our exclusive option associated with this agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada.
Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and, prior to our IPO and follow-on financing completed in January and October 2020, respectively, have funded our operations primarily with $162.5 million in net cash proceeds from private placements of our convertible preferred stock. On February 4, 2020, we closed our IPO of 10,781,250 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,406,250 additional shares of common stock. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $167.2 million. In addition, on October 6, 2020, we closed our public offering of 4,000,000 shares of common stock and concurrent private placement of 1,400,000 shares of common stock, both at a price of $25.00 per share, receiving an aggregate of $128.4 million in net proceeds after deducting the underwriting discounts, commissions and offering related transaction costs. See Note 10 to the unaudited condensed financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $38.2 million and $101.6 million for the three and nine months ended September 30, 2020, respectively, and $14.5 million and $29.4 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $167.9 million and cash, cash equivalents and marketable securities of $189.7 million.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue preclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition. See “—Liquidity, Capital Resources and Requirements” below and Note 1 to the unaudited condensed financial statements for additional information. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities, along with the net proceeds received in October 2020 related to our follow-on financing, will be sufficient to fund our operations into 2022.
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
COVID-19 Update

In March 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak. COVID-19 has placed strains on the providers of healthcare services, including the sites where we conduct our clinical trials. These strains have resulted in some clinical sites slowing or halting enrollment in clinical trials and restricting the on-site monitoring of clinical trials. We follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. We are monitoring the impact COVID-19 may have on the clinical development of our product candidates, including potential delays or modifications to ongoing and planned trials. Thus far, we have seen limited impact on our clinical trials including some disruptions in screening, enrollment and monitoring, however at this time, we do not expect delays to previously disclosed clinical timelines, including those for roflumilast cream, roflumilast foam and ARQ-252. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations.
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
License Agreements
AstraZeneca License Agreement
In July 2018, we entered into the AstraZeneca License Agreement with AstraZeneca, granting us a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic and therapeutic uses for human dermatological indications, or the Dermatology Field. Under this agreement, we have sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at our expense, and we shall use commercially reasonable efforts to develop, obtain and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
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
Hengrui Exclusive Option and License Agreement
In January 2018, we entered into the Hengrui License Agreement, with Hengrui, whereby Hengrui granted us an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Canada, Japan, and the European Union (including for clarity the United Kingdom). We made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement. In December 2019, we exercised our exclusive option under the agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, we have agreed to make cash payments of up to an aggregate of $20.5 million upon our achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on achieving certain aggregate annual net sales volumes with respect to a licensed product. With respect to any products we commercialize under the Hengrui License Agreement, we will pay tiered royalties to Hengrui on net sales of each licensed product by us, or our affiliates, or our sublicensees, ranging from mid single-digit to sub-teen percentage rates based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the later of (1) expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (2) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis. Additionally, we are obligated to pay Hengrui a specified percentage, ranging from the low-thirties to the sub-teens, of certain non-royalty sublicensing income we receive from sublicensees of our rights to the licensed products, such percentage decreasing as the development stage of the licensed products advance. See Note 5 to the unaudited condensed financial statements for additional information.
Hawkeye Collaboration Agreement
In June 2019, we entered into the Hawkeye Agreement with Hawkeye, a related party with common ownership, to collaborate on the research and development of one or more new applications of roflumilast. The Hawkeye Agreement grants Hawkeye an exclusive license to certain intellectual property developed under the agreement as it relates to the applications.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount and support our operations as a public company, including increased expenses related to legal, accounting, insurance, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, directors and officers liability insurance premiums and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$32,743	$12,348	$20,395	165%
General and administrative	5,560	2,300	3,260	142%
Total operating expenses	$38,303	$14,648	$23,655	161%
Loss from operations	(38,303)	(14,648)	(23,655)	161%
Other income, net	99	168	(69)	(41)%
Net loss	$(38,204)	$(14,480)	$(23,724)	164%
Research and Development Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$24,500	$7,994	16,506	206%
Manufacturing	3,310	455	2,855	627%
Product milestones	—	2,000	(2,000)	(100)%
Indirect Costs:
Compensation and personnel-related	3,664	1,325	2,339	177%
Other	1,269	574	695	121%
Total research and development expense	$32,743	$12,348	$20,395	165%
Research and development expenses increased by $20.4 million, or 165%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due to an increase in clinical trial costs of $16.5 million, an increase in manufacturing costs of $2.9 million, an increase in compensation and personnel-related expenses of $2.3 million, and an increase of $0.7 million in other costs, including regulatory, research and clinical consulting costs, partially offset by a decrease in licensing milestones of $2.0 million. The increases in clinical trial and manufacturing costs relate primarily to new and ongoing studies, including three Phase 3 studies of roflumilast cream for plaque psoriasis. Additionally, in the current quarter, there were ongoing costs related to the Phase 2b study of roflumilast foam for scalp psoriasis, a long-term safety study in roflumilast foam for seborrheic dermatitis, and a Phase 1/2b study of ARQ-252 in hand eczema. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount. Licensing milestones consisted of a $2.0 million cash milestone payment made to AstraZeneca in August 2019.
General and Administrative Expenses
General and administrative expenses increased by $3.3 million, or 142%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase in compensation and personnel-related expenses of $1.9 million, an increase in insurance costs of $0.7 million, and an increase in professional services of $0.5 million. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount. The increases in professional services and insurance costs were mainly due to the costs associated with being a public company.
Other Income, Net
Other income, net decreased by $69,000, or 41%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was due to a lower yield on our investment portfolio, partially offset by higher balances.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$87,934	$25,765	$62,169	241%
General and administrative	14,647	4,373	10,274	235%
Total operating expenses	$102,581	$30,138	$72,443	240%
Loss from operations	(102,581)	(30,138)	(72,443)	240%
Other income, net	952	710	242	34%
Net loss	$(101,629)	$(29,428)	$(72,201)	245%
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$65,927	$16,737	$49,190	294%
Manufacturing	9,367	2,574	6,793	264%
Product milestones	—	2,000	(2,000)	(100)%
Indirect Costs:
Compensation and personnel-related	9,040	3,196	5,844	183%
Other	3,600	1,258	2,342	186%
Total research and development expense	$87,934	$25,765	$62,169	241%
Research and development expenses increased by $62.2 million, or 241%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due to an increase in clinical trial costs of $49.2 million, an increase in manufacturing costs of $6.8 million, an increase in compensation and personnel-related expenses of $5.8 million, and an increase of $2.3 million in other costs, including regulatory, research and clinical consulting costs, partially offset by a decrease in licensing milestones of $2.0 million. The increases in clinical trial and manufacturing costs relate primarily to new and ongoing studies of roflumilast cream, including three Phase 3 studies of roflumilast cream for plaque psoriasis and a Phase 1 pediatric study of roflumilast cream for atopic dermatitis. Additionally, in the current year, there were costs related to the initiation of the Phase 2b study of roflumilast foam for scalp psoriasis, a long-term safety study in roflumilast foam for seborrheic dermatitis, a Phase 2 Proof of Concept clinical trial of roflumilast foam for seborrheic dermatitis, and the Phase 1/2b study of ARQ-252 in hand eczema. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount. Licensing milestones consisted of a $2.0 million cash milestone payment made to AstraZeneca in August 2019.
General and Administrative Expenses
General and administrative expenses increased by $10.3 million, or 235%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in compensation and personnel-related expenses of $5.2 million, an increase in professional services of $2.6 million, an increase in insurance costs of $1.9 million, and an increase in office and facilities expenses of $0.5 million. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount. The increases in professional services, insurance costs, and office and facilities expenses were mainly due to overall Company growth and expansion and the costs associated with being a public company.
Other Income, Net
Other income, net increased by $0.2 million, or 34%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to higher balances in our investment portfolio, partially offset by a lower yield.
Liquidity, Capital Resources and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $189.7 million, and an accumulated deficit of $167.9 million. In addition, on October 6, 2020, we received $128.4 million in net proceeds from our follow-on financing. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock, as well as our IPO completed in January 2020 and our follow-on financing in October 2020, and will continue to be dependent upon equity, debt financing, collaborations or other forms of capital at least until we are able to generate positive cash flows from our operations.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	(unaudited)
	(in thousands)
Cash used in operating activities	$(80,462)	$(26,039)
Cash provided by (used in) investing activities	(105,932)	9,674
Cash provided by financing activities	168,765	148
Net decrease in cash and cash equivalents	$(17,629)	$(16,217)
Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $80.5 million, which consisted of a net loss of $101.6 million, offset by a change in net operating assets and liabilities of $15.9 million and net non-cash charges of $5.3 million. The change in net operating assets and liabilities was primarily due to an increase of $16.3 million in accounts payable and accrued liabilities due to our operating expense growth and timing of payments. The net non-cash charges were primarily related to stock-based compensation expense of $5.3 million.
During the nine months ended September 30, 2019, net cash used in operating activities was $26.0 million and consisted primarily of a net loss of $29.4 million, offset by a change in net operating assets and liabilities of $3.2 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $4.7 million due to our operating expense growth and timing of payments, partially offset by an increase of $1.5 million in prepaid expenses and other assets.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2020, net cash used in investing activities was $105.9 million, which was comprised primarily of purchases of marketable securities of $179.4 million, partially offset by proceeds from the maturities of marketable securities of $73.6 million.
During the nine months ended September 30, 2019, net cash provided by investing activities was $9.7 million, which was comprised primarily of proceeds from maturities of marketable securities of $32.8 million, partially offset by purchases of marketable securities of $22.9 million and purchases of fixed assets of $0.2 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $168.8 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million.
During the nine months ended September 30, 2019, net cash provided by financing activities was $0.1 million, which was comprised of the cash proceeds received from the issuance of common stock upon exercise of stock options, partially offset by the payment of deferred financing costs.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $167.9 million as of September 30, 2020. We had cash, cash equivalents and marketable securities of $189.7 million as of September 30, 2020. In addition, on October 6, 2020, we received $128.4 million in net proceeds from our follow-on financing. Based on our current planned operations, we expect that our current cash, cash equivalents and marketable securities, along with the proceeds from our follow-on financing in October 2020, will be sufficient to fund our operations into 2022. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our currently ongoing Phase 3 studies (DERMIS-1, DERMIS-2, and DERMIS-OLE) of roflumilast cream in plaque psoriasis, our planned clinical studies of roflumilast cream in atopic dermatitis, our ongoing programs to study roflumilast foam in patients with seborrheic dermatitis and scalp psoriasis, our currently ongoing Phase 1/2b study of ARQ-252 in hand eczema, our planned Phase 2a study of ARQ-252 in vitiligo and our formulation and preclinical efforts for ARQ-255 for alopecia areata.
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
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of September 30, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$6,704	$70	$1,660	$2,009	$2,965
Total obligations	$6,704	$70	$1,660	$2,009	$2,965
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies during the nine months ended September 30, 2020.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed financial statements.
Emerging Growth Company Status
We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We early adopted ASU No. 016-01, Financial Instruments—Overall (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share Based Payment Accounting, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, ASU No. 2016-02, Leases, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, and ASU No. 2019-12, Income Taxes (Topic 740), as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2020, we had cash and cash equivalents of $45.7 million and marketable securities of $144.0 million, which consist of bank deposits, money market funds and commercial paper. In addition, on October 6, 2020, we received $128.4 million in net proceeds from our follow-on financing. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2020.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss for the three and nine months ended September 30, 2020 was approximately $38.2 million and $101.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $167.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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

As of September 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $189.7 million. In addition, on October 6, 2020, we received $128.4 million in net proceeds from our follow-on financing. Based on our planned operations, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2022. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our currently ongoing Phase 3 clinical trials of roflumilast cream in plaque psoriasis, our planned clinical studies of roflumilast cream in atopic dermatitis, our ongoing programs to study roflumilast foam in patients with seborrheic dermatitis and scalp psoriasis, our currently ongoing Phase 1/2b study of ARQ-252 in hand eczema, our planned Phase 2a study of ARQ-252 in vitiligo and our formulation and preclinical efforts for ARQ-255 in alopecia areata;
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
•the timing and amount of milestone payments due to AstraZeneca, Hengrui, or any future collaboration or licensing partners upon the achievement of negotiated milestones;
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
•the cost of manufacturing our product candidates, which may vary depending on U.S. FDA guidelines and requirements, and the quantity of production;
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
•the willingness of patients to pay out-of-pocket for our product candidates, if approved, in the absence of health insurance coverage or sufficient reimbursement;
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
We currently have no products that are approved for commercial sale. Our current portfolio includes our lead product candidate roflumilast cream, a potent PDE4 inhibitor topical cream for the treatment of plaque psoriasis and atopic dermatitis, and our additional product candidates roflumilast foam, a topical foam formulation of roflumilast cream for the treatment of scalp psoriasis and seborrheic dermatitis, ARQ-252, a potent and highly selective topical JAK1 inhibitor for the treatment of chronic hand eczema and vitiligo, and ARQ-255, a potential topical treatment for alopecia areata. We currently do not have a drug discovery or research and development effort to discover new product candidates, and we have no intention to develop one. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of these current product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with current limited plans for clinical trials in Australia and the European Union. We currently anticipate seeking regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may acquire or in-license. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:
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
The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our Phase 2 proof-of-concept study in atopic dermatitis had a limited number of patients and did not reach statistical significance for the primary endpoint or the secondary endpoint of IGA Success. However, this study did provide evidence that ARQ-151 could provide symptomatic improvement and a favorable tolerability profile in adults with atopic dermatitis and, following an End of Phase 2 meeting with the FDA in September 2020, we announced our intention to progress ARQ-151 into Phase 3 studies in atopic dermatitis, bypassing our previously planned Phase 2b study in that indication. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. For example, we are developing roflumilast foam, including ongoing programs in patients with seborrheic dermatitis and in patients with scalp psoriasis, based on our clinical experience with roflumilast cream in psoriasis. Despite our observations of roflumilast cream in a similar dermatological indication, roflumilast foam may not demonstrate comparable results in scalp psoriasis. In addition, given its different formulation there is a risk that we selected an incorrect dose for roflumilast foam, as the clinical effect of roflumilast foam may differ from roflumilast cream at a similar dosing level or we may observe unexpected side effects not previously observed with roflumilast cream.

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
We currently have no products approved for sale and our product candidates remain in clinical development. Significant risk remains and we cannot provide assurance that they will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the European Union.
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
•the FDA or other relevant foreign regulatory authorities may require development of a risk evaluation and mitigation strategy (REMS), or its equivalent, as a condition of approval;
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
Certain of our primary and secondary endpoints in our clinical trials, including our currently ongoing Phase 3 clinical trials of roflumilast cream in plaque psoriasis, as well as our recently completed Phase 2 clinical trials of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis, involve subjective assessments by physician and patients, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires patients to report pruritus (itching) as measured by the Worst Itch – Numeric Rating Scale and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement and generally adversely impact a clinical development program by introducing additional uncertainties.
Patient reported outcome instruments, their use in, among others, our Phase 3 clinical trials of roflumilast cream and the inclusion of such data in the product labeling will depend on, but is not limited to, the FDA’s review of the following:
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
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in both our Phase 3 clinical trials of roflumilast cream in plaque psoriasis as well as our recently completed Phase 2 clinical trials of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis is based on the percentage of patients achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point Investigator’s Global Assessment (or IGA) scale, referred to as “IGA Success”. Success in our clinical trials with these or similar endpoints, requires the enrollment of patients with conditions that are severe enough to facilitate a two-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear” or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll patients with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. As a result, there is no guarantee that our clinical trials will produce the same statistically significant results in “IGA Success”, which will serve as the primary endpoint, as our prior clinical trials, and there can be no guarantee that the characteristics of the population enrolled in our clinical trials, including our Phase 3 clinical trials, does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.
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
•we may be required to implement a REMS;
•we may be required to conduct Phase 4 clinical trials as post-marketing requirements (PMRs);
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
To date, we have completed two Phase 2 studies in plaque psoriasis, a Phase 2 study in atopic dermatitis with roflumilast cream, and a Phase 2 study in seborrheic dermatitis with roflumilast foam, and have completed enrollment in a Phase 3 program in plaque psoriasis, which includes three studies comprised of two pivotal studies (DERMIS-1 and DERMIS-2) and an open label extension (DERMIS-OLE). We also anticipate commencing pivotal Phase 3 clinical trials of roflumilast cream for the treatment of atopic dermatitis in late 2020 or early 2021. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. We are finalizing the study designs for our Phase 3 program to evaluate ARQ-151 in patients with atopic dermatitis. While the FDA encouraged us at our End of Phase 2 meeting to generate additional clinical data on the two ARQ-151 doses studied in our Phase 2 study, they also did not raise objections to us proceeding into Phase 3 with a single dose. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA for any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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

•the cost of treatment in relation to alternative treatments, including any similar generic treatments and over-the-counter (OTC) treatments;
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
•the willingness of patients to pay out-of-pocket for our product candidates, if approved, in the absence of health insurance coverage or sufficient reimbursement;
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
As of September 30, 2020, we had 53 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates.
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
We completed our IPO in January 2020 and are subject to public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, We will incur significant legal, accounting and other expenses as a public company, including costs resulting from such public company reporting obligations and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our next annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company and otherwise do not meet the definition of a "smaller reporting company" and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
In addition, we are implementing an enterprise resource planning (ERP) system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system is requiring us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), if applicable, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH), and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. By way of example, on June 28, 2018, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states as well as in non-U.S. jurisdictions. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
Our future commercial partners, as well as our employees and independent contractors, including principal investigators, consultants, suppliers, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations
We are exposed to the risk that our future commercial partners, as well as our employees and independent contractors, including principal investigators, consultants, suppliers, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such foreign regulatory authorities; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office (USPTO), to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
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
The United States has enacted and implemented wide-ranging patent reform legislation, and that legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications.
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
•HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (ACA), was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance to our potential product candidates are the following:
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current presidential administration and U.S. Congress have sought and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the Trump administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. It is uncertain the extent to which any such changes may impact our business or financial condition.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2029; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
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
As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position, including the ability to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of approximately 25.8 million shares of our common stock (including 1.4 million shares issued and sold pursuant to the private placement of shares in connection with our follow-on financing) have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
Our ability to utilize our NOL carryforwards and research and development income tax credit carryforwards may be limited.
As of December 31, 2019, we had NOL carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of $54.6 million and $55.1 million, respectively. If not utilized, California NOL carryforwards will expire beginning in 2036. Of the federal NOL, $3.5 million originated before the 2019 tax year and will expire beginning in 2036. Under the Tax Act, the remaining $51.0 million of federal NOL carryforwards generated after December 31, 2017 will carryforward indefinitely with utilization limited to 80% of taxable income. As of December 31, 2019, we had federal and California research and development tax credit carryforwards of $2.0 million and $0.7 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2037. The California research and development tax credit carryforwards are available indefinitely.
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
None.
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
					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	November 05, 2020	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 05, 2020	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)