Form 10-K
period 2020-12-31
Arcutis Biotherapeutics, Inc.
filed 2021-02-16
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number: 001-39186

ARCUTIS BIOTHERAPEUTICS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-2974255 (I.R.S. Employer Identification Number)
3027 Townsgate Road Suite 300 Westlake Village, California (Address of Principal Executive Offices)	91361 (Zip Code)
(805) 418-5006
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	ARQT	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $619,916,280 as of June 30, 2020.
The number of shares of the registrant’s Common Stock outstanding as of February 11, 2021 was 50,084,677.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the success, cost and timing of our plans to develop and commercialize immune-dermatology drugs, including our current products, topical roflumilast cream (ARQ-151), topical roflumilast foam (ARQ-154), ARQ-252 and ARQ-255 for indications including psoriasis, atopic dermatitis, scalp psoriasis, seborrheic dermatitis, hand eczema, vitiligo and alopecia areata;
•the anticipated impact of the coronavirus disease 2019 (COVID-19) outbreak on our ongoing and planned clinical trials and other business operations, including any potential delays, halts or modifications to our clinical trials and other potential changes to our clinical development plans or business operations;
•our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•the timing of and our ability to obtain and maintain regulatory approvals for roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255;
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
•the potential US market sales for our product candidates, if approved for commercial use;
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

Summary of Risk Factors
    Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We are a late-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;
•We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts;
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our future operating results to fall below expectations;
•Our estimated market opportunities for our product candidates are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited;
•Our business is dependent on the development, regulatory approval and commercialization of our current product candidates;
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;
•We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations;
•Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•Certain of the endpoints in our planned clinical trials rely on a subjective assessment of the effect of the product candidate in the subject by either the physician or patient, and may prove difficult to meet in patients with more severe disease, which exposes us to a variety of risks for the successful completion of our clinical trials;
•Enrollment and retention of subjects in clinical trials is expensive and time-consuming and may result in additional costs and delays in our product development activities, or in the failure of such activities;
•Serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates;
•As a company, we have never obtained marketing approval for any product candidate and we may be unable to successfully do so in a timely manner, if at all, for any of our product candidates;
•Even if our lead product candidate or our other product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success;
•If we are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered;
•We currently have limited sales, marketing or distribution capabilities and have no experience as a company in commercializing products;

•We will need to increase the size of our organization, and we may experience difficulties in executing our growth strategy and managing any growth;
•If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future product candidates, commercialize our product candidates or otherwise implement our business plan;
•We currently rely on single source third-party manufacturers to manufacture preclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. The loss of these manufacturers, or their failure to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business;
•We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize roflumilast cream, roflumilast foam, ARQ-252, ARQ-255 or any future product candidates;
•Risks related to our intellectual property could materially adversely impact our business, competitive position, financial condition, and results of operations;
•Risks related to government regulation of our industry and required approvals could materially adversely impact our business, competitive position, financial condition, and results of operations; and
•Future litigation could have a material adverse effect on our business and results of operations;
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
MARKET AND INDUSTRY DATA
This Annual Report on Form 10-K contains estimates, projections and other statistical data and information concerning our industry, our business and the markets for our product candidates. Some data and statistical information contained herein, including market size and opportunity figures for our product candidates, are based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources, our internal research and knowledge of the industry and market in which we operate. Some data and statistical information are based on independent reports from third parties, including DR/Decision Resources, LLC, or Decision Resources Group, and Adelphi Group Limited, or Adelphi Group, as well as reports that we commissioned from third parties. Decision Resources Group makes no representation or warranty as to the accuracy or completeness of the data, or DR Materials, set forth herein and shall have, and accept, no liability of any kind, whether in contract, tort (including negligence) or otherwise, to any third-party arising from or related to use of the DR Materials by us. Any use which we or a third-party makes of the DR Materials, or any reliance on it, or decisions to be made based on it, are the sole responsibilities of us and such third-party. In no way shall any data appearing in the DR Materials amount to any form of prediction of future events or circumstances and no such reliance may be inferred or implied.
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

Part I
Item 1. BUSINESS
Overview
We are a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly progress towards our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
Our lead product candidate, topical roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis, demonstrating symptomatic improvement and favorable tolerability in this population. We are currently preparing a New Drug Application (NDA), with a submission to the U.S. Food and Drug Administration (FDA) expected in the second half of 2021. Roflumilast is a highly potent and selective phosphodiesterase type 4, or PDE4, inhibitor, an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis patients, showing continued symptomatic improvement and favorable tolerability over a treatment period of 52 to 64 weeks. In atopic dermatitis, we have completed a Phase 2 proof of concept study of roflumilast cream and recently initiated Phase 3 clinical trials with topline data expected in the second half of 2022.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 clinical trials in both seborrheic dermatitis and scalp psoriasis. In seborrheic dermatitis, we had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the second or third quarter of 2021, with topline data expected in the second or third quarter of 2022. Pending discussions with regulators, we expect to initiate our Phase 3 program in scalp psoriasis in the second half of 2021, with topline data anticipated in the second half of 2022.
Beyond this, we are developing ARQ-252, a potent and highly selective topical Janus kinase type 1, or JAK1, inhibitor. We have completed enrollment in a Phase 2b clinical study for the treatment of chronic hand eczema and expect topline data in mid-2021. We expect to initiate a Phase 2 proof of concept study of ARQ-252 for the treatment of vitiligo in the first quarter of 2021. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative deep-penetrating topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata.
Dermatological diseases such as psoriasis, atopic dermatitis, seborrheic dermatitis, hand eczema, alopecia areata, and vitiligo affect hundreds of millions of people worldwide each year, impacting their quality of life, and physical, functional and emotional well-being. There are many approved treatments for these conditions, but a large opportunity remains due to issues with existing treatments. Topical treatments are used for nearly all patients, but existing topicals are limited by one or more of the following: modest response rates, side effects, patient adherence, application site restrictions, and limits on duration of therapy. Topical corticosteroids, or TCS, are commonly used as the first-line therapy for the treatment of inflammatory skin conditions such as psoriasis, atopic dermatitis and seborrheic dermatitis. While many patients see improvements, long-term TCS treatment carries the risk of a variety of significant side effects. As a result, TCS are typically used intermittently for brief periods, which can lead to disease flares when patients stop TCS therapy. In psoriasis, vitamin D analogs are also used, but have lower response rates than TCS and are frequently irritating. In atopic dermatitis, topical calcineurin inhibitors, or TCIs, and Eucrisa, a topical non-steroidal PDE4 inhibitor, are used, but have lower response rates than TCS and are associated with application site burning. TCIs also have a boxed warning for cancer risk. In seborrheic dermatitis, in addition to TCS, topical antifungals are commonly used, but have limited efficacy.
Biologic and systemic therapies are also available for some diseases, but are indicated for a small percentage of the affected population. Biologics for psoriasis and atopic dermatitis have shown impressive response rates but are only indicated for the minority of patients with moderate-to-severe forms of disease, are expensive, and often face reimbursement and access restrictions. Use of oral systemic therapies such as methotrexate and apremilast (Otezla) are also limited to more severe psoriasis patients and have significant side effect risks.

Additionally, many patients on biologic and systemic therapies still require adjunctive topical therapy to treat residual symptoms.
Given the limitations associated with existing treatments, we believe patients with inflammatory skin conditions and their dermatologists are dissatisfied with their current treatment options. We believe that there is a significant opportunity to leverage developments in other fields of medicine, particularly inflammation and immunology, to address the significant need for effective chronic treatments in immuno-dermatology. Our initial focus is to address patients’ significant need for innovative topical treatments that directly target molecular mediators of disease, have the potential to show significant symptomatic improvement, maintain a low risk of toxicity or side effects, and are suitable for chronic use on all areas of the body. Based on market research and our internal estimates, we estimate our primary addressable market opportunity, which focuses on U.S. patients treated by dermatologists with topical therapies, at 5 million patients across psoriasis, atopic dermatitis, and seborrheic dermatitis. There are millions of additional U.S. patients suffering from chronic hand eczema, vitiligo, and alopecia areata, as well as millions of patients treated by physicians other than dermatologists for their psoriasis, atopic dermatitis and seborrheic dermatitis.
Our Pipeline
The following charts summarize our product pipeline and our upcoming anticipated milestones:

Our Strategy
Our strategy is to leverage recent innovations in inflammation and immunology to identify molecules against validated biological targets in dermatology, and to develop and commercialize best-in-class products based on those molecules that address significant unmet needs in immuno-dermatology:
Key elements of our strategy include:
•Rapidly develop and commercialize our lead product candidate, topical roflumilast cream, for the treatment of patients with plaque psoriasis and atopic dermatitis. Based on the clinical data generated to date, we believe roflumilast cream has the potential to be the best-in-class non-steroidal topical treatment, with symptomatic improvement similar to high potency steroids while potentially delivering a low risk of side effects and a favorable tolerability profile that enables chronic administration, including for pediatric patients. In plaque psoriasis, we have successfully completed pivotal Phase 3 clinical trials, as well as a long-term safety study. We are currently preparing an NDA, with a submission to the FDA expected in the second half of 2021. In atopic dermatitis, we have completed a Phase 2 proof of concept study and recently initiated Phase 3 clinical trials with topline data expected in the second half of 2022.
•Expand our addressable market with topical roflumilast foam. We are developing a foam formulation of roflumilast for the treatment of scalp psoriasis and seborrheic dermatitis, diseases impacting hair-bearing areas of the body where a cream is not suitable. We have successfully completed Phase 2 clinical trials with roflumilast foam in both seborrheic dermatitis and scalp psoriasis, demonstrating promising efficacy and tolerability in both diseases. In seborrheic dermatitis, we had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the second or third quarter of 2021, with topline data expected in the second or third quarter of 2022. Pending discussions with regulators, we expect to initiate our Phase 3 program in scalp psoriasis in the second half of 2021, with topline data anticipated in the second half of 2022.
•Further expand our product portfolio through the development of ARQ-252/ARQ-255. We are developing ARQ-252, a JAK1 inhibitor with a high relative selectivity to JAK1 over Janus kinase type 2, or JAK2, inhibitor for the treatment of chronic hand eczema and vitiligo, and potentially alopecia areata. Given its high relative selectivity to JAK1 over JAK2, we believe ARQ-252 has the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition, giving it the potential to be best-in-class. We have completed enrollment in a Phase 2b clinical study for the treatment of chronic hand eczema and expect topline data in mid-2021. We expect to initiate a Phase 2 proof of concept study of ARQ-252 for the treatment of vitiligo in the first quarter of 2021. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata.
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
•Leverage our product development platform to continue innovating and developing novel new treatments for dermatological diseases. Our expertise in dermatological clinical development and commercialization allows us to identify areas of high unmet needs, and our product development platform may allow us to develop novel new treatments that address those needs, as it has already with roflumilast cream, roflumilast foam, and ARQ-252/ARQ-255.
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

We believe one of our core strengths is that we have built the industry's leading platform for dermatology product development. This platform, coupled with our deep expertise in dermatology clinical development and commercialization, is the engine that allows us to generate our highly differentiated product candidates. Our platform has already generated several significant innovations, including:
•Our innovative topical formulation of roflumilast (patented)
•A novel topical cream without skin-drying surfactants (patent pending)
•The first topical treatment for seborrheic dermatitis with dual anti-fungal and anti-inflammatory action (patent pending)
•Our novel “4D” deep-penetrating formulation allowing topical delivery deep in the dermis where other topicals can’t reach (patent pending)

Our Market Opportunity
We believe there are significant market opportunities to capture in each of our addressable markets. The table below details the U.S. patient populations for diseases with treatments under development with topical roflumilast cream.

US Patient Populations (Millions)
	Psoriasis	Atopic Dermatitis	Seborrheic Dermatitis
Prevalence	8.6	19.2	10.0
Rx treated	3.5	6.3	2.7
Topically treated	2.5	5.4	2.7
Rx treatment in Derm Setting	2.8	1.2	1.8
Rx treated (Topically) in Derm Setting	2.0	1.0	1.8

There are additional large opportunities in diseases that we could potentially treat with ARQ-252 and ARQ-255. The U.S. prevalence for chronic hand eczema, vitiligo, and alopecia areata are approximately 8.3 million, 1.3 million, and 6.2 million patients, respectively.
Topical Roflumilast Cream (ARQ-151)
Our lead product candidate, topical roflumilast cream, has the potential to offer symptomatic improvement similar to the combination of a high potency steroid and calcipotriene, a favorable tolerability profile, the ability to be used chronically, and little to none of the application site reactions associated with many existing topical treatments. Roflumilast cream is designed for simple once-a-day application for chronic use, does not burn or sting on application, and can be used on any part of the body, including sensitive or difficult-to-treat areas, such as the face and intertriginous regions. It quickly and easily rubs into the skin without leaving a greasy residue, does not stain clothing or bedding, or have an unpleasant smell. Roflumilast is a highly potent and selective PDE4 inhibitor that was approved by the FDA for systemic treatment to reduce the risk of exacerbations of COPD in 2011. Roflumilast has demonstrated a potency advantage of approximately 25x to in excess of 300x compared to the active ingredients in the two other FDA-approved PDE4 inhibitors, crisaborole (Eucrisa) and Otezla.
We are currently developing roflumilast cream for plaque psoriasis, including intertriginous psoriasis, as well as atopic dermatitis. We have successfully completed pivotal Phase 3 clinical trials, as well as a long-term safety study, in plaque psoriasis, and are currently preparing an NDA, with a submission to the FDA expected in the second half of 2021. In atopic dermatitis, we have completed a Phase 2 proof of concept study and recently initiated Phase 3 clinical trials. The atopic dermatitis Phase 3 program includes 4 studies: two identical studies with approximately 650 subjects each, ages 6 and above (INTEGUMENT-1 and -2); a study with approximately 650 subjects ages 2-5 (INTEGUMENT-PED); and an open label extension study with approximately 400 subjects (INTEGUMENT-OLE). We anticipate topline data from INTEGUMENT-1 and -2 in the second half of 2022.

In July 2018, we executed a licensing agreement with AstraZeneca AB (AstraZeneca) for exclusive worldwide rights to roflumilast as a topical product in humans solely for dermatological indications. We have built our own intellectual property portfolio around topical uses of roflumilast, with issued and pending formulation, pharmacokinetic, and method-of-use patents in the United States and other jurisdictions from six distinct patent families, which should provide us with exclusivity for our product at least into 2037.
Plaque Psoriasis
Psoriasis Background
Psoriasis is an immune disease that occurs in about two percent of adults in western countries, representing approximately 8.6 million patients in the United States. About 90% of cases are plaque psoriasis, which is characterized by “plaques”, or raised, red areas of skin covered with a silver or white layer of dead skin cells referred to as “scale” (see figures below). Psoriatic plaques can appear on any area of the body, but most often appear on the scalp, knees, elbows, trunk, and limbs, and the plaques are often itchy and sometimes painful. At least 40% of plaque psoriasis patients have plaques on their scalp, about 15% have plaques in their intertriginous regions, approximately 10% have plaques on their face, and one in three has plaques on their elbows and knees. Each of these areas present a variety of treatment challenges which may be well suited to treatment with topical roflumilast.
Psoriasis patients are generally characterized as mild, moderate, or severe, with approximately 75% experiencing a mild to moderate form of the disease and 25% experiencing a moderate-to-severe form of the disease. Pruritus (itching) is a particularly common and bothersome symptom for patients, which can be severe and impact sleep patterns. In addition, patients with plaque psoriasis can suffer substantial psychosocial impacts from their disease and have a 50% greater chance of depression than the general population.

Figures: Plaque Psoriasis
Source: DermNet (right)
Current Psoriasis Treatment Landscape
The vast majority of psoriasis patients are treated with topical therapies, of which there have been no novel treatments approved in over 20 years. Despite their widespread use, existing topical therapies all possess substantial shortcomings:
•Topical steroids are associated with a number of side effects, including, among others, hypothalamic-pituitary-adrenal (HPA) axis suppression, skin atrophy (thinning), striae (stretch marks), and telangiectasia (spider veins). Some of these side effects are irreversible. Consequently, high potency topical steroids are not recommended for chronic use, and physicians generally will not prescribe them for treatment on the face or in the intertriginous regions.

Figures: Steroid-induced striae (left) and Steroid-induced skin atrophy (right)
Source: DermNet (right)
•Vitamin D3 analogs provide substantially less symptomatic improvement than high potency steroids, and are frequently irritating. While they can be used chronically, tolerability issues with their use can be a challenge, and physicians generally will not prescribe them for use on the face or in the intertriginous regions.
•Vitamin D3/steroid combinations offer better symptomatic improvement than either of the two individual components alone, but still carry a risk of HPA axis suppression, and are limited in their duration of use.
Because high potency steroids and combinations containing high potency steroids provide robust symptomatic improvement for psoriasis patients, most physicians initiate treatment for nearly all patients with them. However, due to the limitations on duration of treatment to between two and eight weeks, most physicians will switch the patient to a low- to mid-potency steroid or to a vitamin D analog to manage the patient’s psoriasis patients chronically. These “step down” options provide less symptomatic improvement and are often irritating. Also, rebound is a known challenge with steroids, where psoriasis returns even worse than before steroid treatment. As a result, patients are constantly cycling between effective short courses of high potency steroids and less effective “step down” maintenance treatments.
Treatment with biologics remains highly restricted. In the United States, less than 20% of moderate-to-severe psoriasis patients, equivalent to 6% of all psoriasis patients, are on biologic therapy. The uptake of biologics has remained limited due to multiple factors, including the fact that they are indicated only for use in moderate-to-severe patients, their high cost and patient co-pays, reimbursement and access restrictions, perceived risk of side effects, and patient fear of injection.
Treatment with non-biologic systemic therapy, such as methotrexate or Otezla is also limited. According to Decision Resources Group, non-biologic systemic therapy represents approximately 8% of patients worldwide and 11% of patients in the United States. The use of methotrexate has declined due to concerns about side effects and mandatory routine monitoring. Otezla has a limited U.S. market share due to limitations on its use to moderate-to-severe patients, modest symptomatic improvement, and frequent adverse events.
Atopic Dermatitis
Atopic Dermatitis Background
Atopic dermatitis is the most common type of eczema, occurring in approximately 6% of the population, representing approximately 19.2 million patients in the United States. Disease onset is most common by 5 years of age, and we estimate that approximately 60% of patients suffering from atopic dermatitis are pediatric patients. Atopic dermatitis is the most common skin disease among children, affecting approximately 15% to 20% of children. Atopic dermatitis is characterized by a defect in the skin barrier, which allows allergens and other irritants to enter the skin, leading to an immune reaction and inflammation. This reaction produces a red, itchy rash, most frequently occurring on the face, arms and legs, and the rash can cover significant areas of the body (see figures below). The rash causes significant pruritus (itching), which can lead to damage caused by scratching or rubbing and perpetuating an ‘itch-scratch’ cycle.

Figures: Atopic Dermatitis Lesions
Source: DermNet
Given that most of the patients are pediatric, safety and tolerability of atopic dermatitis treatments is paramount. Atopic dermatitis imposes a substantial burden on the patient, parents and family. Pediatric patients with atopic dermatitis can suffer from sleep disturbances, behavioral problems, irritability, crying, interference with normal childhood activities, and social functioning. Adults with atopic dermatitis also frequently suffer from sleep disturbances, emotional impacts, and impaired social functioning. Adults with atopic dermatitis also appear to be at a significantly increased risk of anxiety, depression, and suicidal ideation compared to the general population.
Current Atopic Dermatitis Treatment Landscape
The vast majority of atopic dermatitis patients are being treated with topical therapies, particularly low- to mid-potency topical steroids and TCIs, and these two classes of drugs constituted nearly all atopic dermatitis prescriptions in 2020. Despite their widespread use, existing topical therapies all possess substantial shortcomings:
•Topical steroids pose a particular concern in pediatric patients due to the risk of systemic absorption, and the consequent risk of HPA axis suppression and potential developmental problems. Chronic use of topical steroids in atopic dermatitis patients is generally avoided. Many physicians are also reluctant to use steroids to treat atopic dermatitis on the face due to the increased risk of glaucoma and cataracts, or the diaper/groin region due to risk of skin thinning. There is also considerable concern among many parents about treating their children with steroids.
•Topical calcineurin inhibitors are generally seen as providing less symptomatic improvement than topical steroids and are also associated with some application site burning. In 2005 the FDA placed a boxed warning on the labels of both TCIs regarding a potential increased risk of cancers, especially lymphomas, associated with their use, which often creates significant parental resistance to their use.
•Eucrisa is a topical non-steroidal PDE4 inhibitor approved by the FDA in 2016. Despite initial interest among the physician community to adopt the product, its growth has been hampered by modest symptomatic improvement, frequent occurrences of application site burning and stinging, and disadvantaged reimbursement status compared to other atopic dermatitis treatments.

Topical Roflumilast Cream Clinical Development
Plaque Psoriasis
    We have successfully completed the pivotal clinical studies of topical roflumilast cream in plaque psoriasis, and are currently preparing the NDA for submission with the FDA. We intend to use the results from the pivotal Phase 3 clinical studies, DERMIS-1 and DERMIS-2, supported by the chronic treatment results from the ARQ-151-202 and DERMIS-OLE studies, to support recommendations for long-term use. Safety data from DERMIS-1, DERMIS-2 and Study ARQ-151-202, supplemented with data from Studies ARQ-151-201, ARQ-154-204, DERMIS-OLE, and other studies, will form the basis for our Integrated Safety Summary that will be required by the FDA at the time of submission.
Key Completed Trials
ARQ-151-301 and 302 (DERMIS-1 and DERMIS-2 pivotal Phase 3 studies)
The DERMIS-1 and DERMIS-2 studies were identical pivotal Phase 3 randomized, parallel, double-blind, vehicle-controlled, multi-national, multi-center studies in which subjects age 2 years and above with mild, moderate or severe chronic plaque psoriasis involving between 2% and 20% body surface area received 8 weeks of (i) roflumilast cream 0.3% once daily or (ii) matching vehicle once daily. DERMIS-1 enrolled 439 subjects and DERMIS-2 enrolled 442 subjects.
Results from the eight-week treatment period demonstrated statistically significant improvement compared to the matching vehicle on key efficacy endpoints. On the studies’ primary efficacy endpoint of percentage of patients achieving Investigator Global Assessment (“IGA”) success, which was defined as a score of “clear” or “almost clear” plus a 2-grade improvement from baseline at week 8, 42.4% of patients treated with roflumilast cream achieved IGA Success, compared to 6.1% of patients treated with vehicle (p < 0.0001) in DERMIS-1, and 37.5% of patients treated with roflumilast cream achieved IGA Success, compared to 6.9% of patients treated with vehicle (p<0.0001) in DERMIS-2. Roflumilast cream also demonstrated statistically significant improvements over vehicle on key secondary endpoints, including on Intertriginous IGA Success, Psoriasis Area Severity Index-75, reductions in itch as measured by the Worst Itch-Numerical Rating Scale, and patient perceptions of symptoms as measured by the Psoriasis Symptoms Diary (PSD).
Roflumilast cream was well-tolerated by the patient populations, with rates of treatment-emergent adverse events (“TEAEs”) low and similar to vehicle, with most TEAEs assessed as mild to moderate in severity. Of the patients treated with roflumilast cream, five patients (1.7% of subjects) in DERMIS-1 and one patient (0.3% of subjects) in DERMIS-2 discontinued the study due to a TEAE. There were no treatment-related serious adverse events
ARQ-151-202 (Long-Term Safety Study)
The long-term safety study was a Phase 2, multi-center, open label study of the long-term safety and efficacy of roflumilast cream 0.3% in adult subjects with chronic plaque psoriasis involving up to 25% total body surface area (BSA), evaluated in two cohorts: subjects who completed the ARQ-151-201 Phase 2b, randomized, controlled trial; and previously untreated subjects. All subjects applied roflumilast cream 0.3% once daily for 52 weeks at home. Approximately half (164 out of 332) of the subjects entered this long-term study after completing treatment with roflumilast cream 0.3% or 0.15% in the randomized Phase 2b study (ARQ-151-201) and therefore received up to 64 weeks of total treatment with roflumilast cream (12 weeks in the randomized Phase 2b study and 52 weeks in the long-term safety study). Periodic clinic visits included assessments for clinical safety, application site reactions, and disease improvement or progression. The primary outcome measures of this long-term safety study were the occurrence of TEAEs and the occurrence of serious adverse events.

In this open label study, roflumilast cream 0.3% applied once daily for up to 52 weeks demonstrated favorable safety and tolerability over the long-term treatment period, consistent with what was seen in the randomized Phase 2b study, with only 3.6% of patients experiencing a treatment-related adverse event during 52 weeks of treatment. At week 52 of the long-term safety study, 44.8% of all subjects attained an Investigator Global Assessment (IGA) of clear or almost clear, with 34.8% of subjects in Cohort 1 and 39.5% of subjects in Cohort 2 achieving IGA Success, defined as a score of clear or almost clear plus a 2-grade improvement from baseline. Additionally, of the subjects in the 12 week randomized Phase 2b study who were treated with roflumilast cream 0.3%, and who attained an IGA of clear or almost clear at 12 weeks in the first study, then continued on treatment in the long-term safety study, 66.7% had an IGA of clear or almost clear at the end of 64 weeks of treatment or their last visit. Of the 332 subjects in this study, 73.5% completed the full 52 weeks of open label treatment, with only 3.9% of subjects discontinuing the study due to an adverse event and less than 1% of subjects discontinuing due to lack of efficacy. There were no treatment related serious adverse events reported.
ARQ-151-201 (Phase 2b Study)
ARQ-151-201 was a multi-center, multi-national, double-blind, vehicle-controlled Phase 2b study, in which 331 adults with plaque psoriasis covering between 2% and 20% BSA were randomized to receive 12 weeks of: (1) roflumilast cream 0.3%, (2) roflumilast cream 0.15%, or (3) matching vehicle. At the end of the 12-week treatment period, patients were eligible to roll over into our ARQ-151-202 open label extension study for an additional 52 weeks. Completion rates for the study were 93.6% in the roflumilast cream 0.3% arm, 92.0% in the roflumilast cream 0.15% arm, and 78.9% in the vehicle arm.
On the study’s primary endpoint, roflumilast cream produced statistically significant reductions compared to vehicle (roflumilast cream 0.3%: p<0.001, roflumilast cream 0.15%: p = 0.004) in the signs of plaque psoriasis, as measured by an IGA score of “clear” or “almost clear”, after 6 weeks of once daily treatment, and was very well-tolerated with minimal adverse events in the study population. On one of the study’s secondary endpoints, roflumilast cream 0.3% had an IGA Success (clear/almost clear + 2-grade improvement from baseline) rate of 32.2%, and roflumilast cream 0.15% had an IGA Success rate of 24.5% compared to a vehicle IGA Success rate of 9.8% (roflumilast cream 0.3%: p<0.001, roflumilast cream 0.15%: p = 0.005) after 8 weeks of once daily application. Roflumilast cream 0.3% also separated statistically from vehicle on all secondary endpoints, including reductions in Intertriginous IGA (I-IGA), Psoriasis Area Severity Index, reductions in itch as measured by the Worst Itch-Numerical Rating Scale (WI-NRS), and patient perceptions of symptoms as measured by the Psoriasis Symptoms Diary, and roflumilast cream 0.15% separated statistically from vehicle on all secondary endpoints except for I-IGA.
In this study, roflumilast cream was very well-tolerated in this population. The incidence of TEAEs was low and similar between active treatment and vehicle, with nearly all TEAEs mild to moderate in severity. Among subjects receiving roflumilast cream, there was only one discontinuation due to a TEAE (< 1% of subjects) and two Serious Adverse Events (neither related to drug).
Key Ongoing Trials
ARQ-151-306 (DERMIS-OLE) Study
A portion of subjects who completed 8 weeks of double-blind treatment in the DERMIS-1 and DERMIS-2 studies were eligible to roll over to the ongoing open label extension study, DERMIS-OLE. In this study, up to 250 subjects will be enrolled and all subjects receive roflumilast cream 0.3% for 24 weeks. The primary endpoints of this study are the occurrence of TEAEs and the occurrence of Serious Adverse Events (SAEs).

Atopic Dermatitis
Key Completed Trials
ARQ-151-212
The most recent study completed with roflumilast cream in atopic dermatitis was a multi-center, double-blind, vehicle-controlled proof of concept Phase 2 study, in which 136 adolescents (ages 12 and above) and adults with mild to moderate atopic dermatitis involving between 1.5% and 35% BSA were randomized to receive once daily topical applications for 4 weeks of: (1) roflumilast cream 0.15%, or (2) roflumilast cream 0.05%, or (3) vehicle. The goals of this small proof of concept study were to establish whether roflumilast cream provides a signal of potential symptomatic improvement in atopic dermatitis patients, as well as to gain an understanding of its tolerability. Completion rates for the study were 98% in the roflumilast cream 0.15% arm, 91% in the roflumilast cream 0.05% arm, and 93% in the vehicle arm.
On the study's primary endpoint, the absolute change from baseline in the Eczema Area and Severity Index (EASI) Total Score after 4 weeks of once daily treatment, neither dose reached statistical significance versus vehicle, although roflumilast cream 0.15% showed a trend towards significance, with a mean improvement of 6.4 in patients treated with roflumilast cream 0.15% compared to 4.8 in patients treated with vehicle (p = 0.097). On the secondary endpoint of mean percent change from baseline on EASI, roflumilast cream 0.15% demonstrated a statistically significant improvement versus vehicle (72.3% versus 55.8%, p = 0.049). Efficacy was also observed at both doses as measured by EASI-75 (roflumilast cream 0.05%: 59.1% versus vehicle: 31.1%, p = 0.009 and roflumilast cream 0.15%: 52.3% versus vehicle: 31.1%, p = 0.045). On the Validated Investigator Global Assessment - Atopic Dermatitis (vIGA-AD), roflumilast cream 0.15% also demonstrated a statistically significant improvement versus vehicle in the percentage of patients achieving clear or almost clear (roflumilast cream 0.15%: 52.3% versus vehicle: 31.1%, p = 0.040).
In this study, both doses of roflumilast cream were well-tolerated. 95% of subjects on active treatment completed the full study. The incidence of treatment-related TEAEs and application site reactions were low (< 5%) and similar between active treatment and vehicle. All TEAEs were mild to moderate in severity. Among subjects receiving roflumilast cream, there was only one SAE, which was unrelated to treatment, and only one discontinuation due to a TEAE.
We believe the consistent evidence of improvement in atopic dermatitis signs and symptoms demonstrated by both strengths of roflumilast cream across multiple endpoints, as well as the magnitude of improvement demonstrated on both doses in this small proof-of-concept study, demonstrate the ability of roflumilast cream to effectively treat atopic dermatitis. Additionally, this study provided valuable insights into the safety and tolerability of roflumilast cream in this population, an especially important consideration because the majority of atopic dermatitis sufferers are young children. While the study did not reach statistical significance on every endpoint, the consistency of evidence for improvement in atopic dermatitis, coupled with favorable tolerability data, provides us with the confidence to continue the development of roflumilast cream in atopic dermatitis.
Key Ongoing and Upcoming Trials
The atopic dermatitis Phase 3 program includes four studies. INTEGUMENT-1 and -2, which have been initiated, are multi-center, double-blind, vehicle-controlled Phase 3 studies, in approximately 650 subjects in each study, ages 6 and above with mild to moderate atopic dermatitis. Subjects will be randomized to receive once daily topical applications for 4 weeks of roflumilast cream 0.15%, or vehicle. The primary endpoint is the proportion of all randomized subjects who attain IGA Success, defined as a vIGA-AD score of ‘clear’ or ‘almost clear’ plus a 2-grade improvement from Baseline at Week 4. We anticipate topline data from INTEGUMENT-1 and -2 in the second half of 2022. Sharing a similar overall design, INTEGUMENT-PED is a multi-center, double-blind, vehicle-controlled Phase 3 study in approximately 650 subjects ages 2-5 with mild to moderate atopic dermatitis. Subjects will be randomized to receive once daily topical application for 4 weeks of roflumilast cream 0.05%, or vehicle and the primary endpoint will also be IGA Success at week 4. INTEGUMENT-OLE is an open label extension study that will enroll approximately 400 subjects who have completed INTEGUMENT-1, -2, or -PED. Subjects will be treated for up to 52 weeks and the primary endpoint are the occurrence of TEAEs and SAEs.

Topical Roflumilast Foam
We are also developing a topical foam formulation of roflumilast for the treatment of scalp psoriasis and seborrheic dermatitis. Topical roflumilast foam contains the same highly potent and selective PDE4 inhibitor found in topical roflumilast cream, and is nearly identical to topical roflumilast cream, with all ingredients in the foam being the same as those in the cream, other than reduced oil content and the addition of a propellant in the can to create the foam. Roflumilast foam is a light foam, similar to hair mousse, that has been designed to deliver the drug to the scalp while not leaving a greasy residue or disturbing hair style. The foam breaks easily upon agitation, creating a thin solution that can be rubbed easily into the scalp. Additionally, the product does not melt on the fingers prior to application. Roflumilast foam will not stain clothing or bedding, and does not have an unpleasant smell. Roflumilast foam is designed for simple once-a-day application and neither burns nor stings on application.
We have successfully completed Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis, demonstrating promising efficacy and tolerability in both diseases. We believe that roflumilast foam may offer physicians and patients a highly differentiated clinical profile that is ideally suited to address unmet needs in the topical treatment of seborrheic dermatitis and scalp psoriasis.
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
•Antifungal agents, particularly azoles such as ketoconazole, are the cornerstone of therapy for seborrheic dermatitis. These agents are available in a variety of topical formulations, and oral antifungals are occasionally used in very severe cases. Antifungals in the treatment of seborrheic dermatitis are generally well-tolerated, although some patients experience irritant contact dermatitis, a burning or itching sensation, or dryness.
•Topical steroids, mostly low- to mid-potency, are often prescribed for patients suffering from seborrheic dermatitis because of the inflammatory component of the disease. Due to the risks associated with steroid use, particularly on the face, physicians try to limit duration or avoid steroid therapy.

•TCIs are also sometimes used off-label for the treatment of seborrheic dermatitis. These agents appear to provide symptomatic improvement in seborrheic dermatitis due to their anti-inflammatory effects. As previously noted, TCIs carry a boxed warning for the potential increased risk of cancers, especially lymphomas, associated with their use, and physicians generally try to avoid long-term use in patients suffering from seborrheic dermatitis. Additionally, TCIs only provide symptomatic improvement in seborrheic dermatitis in areas of skin that are very thin and where the drug can penetrate (i.e., largely the periocular areas only).
While physicians have a number of relatively inexpensive treatment options that provide symptomatic improvement for seborrheic dermatitis, the greatest unmet need relates to inadequate response to existing therapies in some patients, particularly in patients with more severe disease. Physicians report that up to one-third of severe patients suffering from seborrheic dermatitis, and a smaller percentage of mild- and moderate-severity patients, have an inadequate response to current seborrheic dermatitis treatments. Additionally, physicians are wary of using steroids on the face due to the risk of skin thinning, spider veins, folliculitis, and unnatural hair growth. Physicians are especially wary of using steroids near the eyes due to the potential increased risk of cataracts and glaucoma. Finally, many physicians are reluctant to treat chronically with steroids and TCIs, the main anti-inflammatory agents used in treatment of seborrheic dermatitis.
We believe topical roflumilast foam may present a unique dual mechanism of action to treat patients with seborrheic dermatitis. Based on clinical data to date across indications, topical roflumilast has demonstrated strong anti-inflammatory properties. In addition, a recent preclinical study demonstrated that roflumilast foam may also possess anti-fungal effects, specifically against Malassezia, the fungus implicated in seborrheic dermatitis. Because the pathogenesis of seborrheic dermatitis potentially includes both a fungal overgrowth component and an inflammatory component, roflumilast foam’s putative dual mechanism of action may provide symptomatic improvement for patients not achieving suitable responses from currently available therapies. In addition to the opportunity in treatment resistant patients, we believe roflumilast foam may be an option for some patients as a first-line therapy, especially patients with involvement of the face where other therapies are contraindicated.
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
Figures: Scalp Psoriasis
Source: DermNet (left)

Current Scalp Psoriasis Treatment Landscape
Scalp psoriasis treatments are similar to plaque psoriasis treatments, given that the plaques are identical to the plaques in other body areas. Topical treatments for scalp psoriasis include TCS, vitamin D analogs, or the combination, in a topical formulation suitable for hair-bearing areas, such as shampoos, solutions, or foams. However, many of the current topical formulations for hair-bearing areas are poorly formulated and are not well-received by patients. Existing topical treatments for the scalp also suffer from the same efficacy, safety, tolerability and patient acceptability issues as existing creams and ointments. While both biologics and systemic treatments will improve scalp psoriasis, they suffer from the same limitations on their use as in plaque psoriasis.
Topical Roflumilast Foam Clinical Development
We have successfully completed Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis. In seborrheic dermatitis, we had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the second or third quarter of 2021, with topline data expected in the second or third quarter of 2022. Pending discussions with regulators, we expect to initiate our Phase 3 program in scalp psoriasis in the second half of 2021, with topline data anticipated in the second half of 2022.
Seborrheic Dermatitis
Key Completed Trials
ARQ-154-203 (Phase 2 Study)
Study ARQ-154-203 enrolled 226 adult subjects with moderate-to-severe seborrheic dermatitis. This 8-week, multi-center, multi-national, double-blind, vehicle-controlled study evaluated the safety and efficacy of roflumilast foam 0.3% administered once daily to affected areas on the scalp, face, and body.
Roflumilast foam 0.3% administered once daily for 8 weeks demonstrated statistically significant improvement compared to a matching vehicle foam on key efficacy endpoints in subjects with moderate-to-severe seborrheic dermatitis. On the study’s primary endpoint assessed at week 8, roflumilast foam 0.3% achieved an IGA Success rate of 73.8% compared to a vehicle rate of 40.9% (p<0.0001). IGA Success is defined as the achievement of an IGA score of ‘clear’ or ‘almost clear’ on a 5-grade scale plus at least a two-point change from baseline. The onset of effect was rapid, with roflumilast foam statistically separating from vehicle as early as week 2, the first visit after baseline, on IGA Success as well as multiple secondary endpoints. For example, at week 8, 64.6% of subjects treated with roflumilast foam who had a baseline WI-NRS score of 4 achieved an itch reduction of at least 4 points compared to 34.0% of vehicle treated subjects (p=0.0007). Other secondary endpoints included overall assessment of erythema and overall assessment of scaling, which also had positive outcomes.
Importantly, roflumilast foam was well-tolerated, with rates of application site adverse events, treatment-related adverse events, and discontinuations due to adverse events low and similar to vehicle. Only 2 out of 154 subjects (1.3%) treated with roflumilast foam discontinued the study due to an adverse event, compared to 1 out of 72 subjects (1.4%) treated with the vehicle.
Key Ongoing and Upcoming Trials
ARQ-154-214 (Long-Term Safety)
Study ARQ-154-214 is an ongoing multi-center, open label Phase 2 long-term safety study of roflumilast foam 0.3% applied once daily in patients with seborrheic dermatitis. This study includes patients who were treated previously in the Phase 2 trial (ARQ-154-203), as well as patients naive to treatment with roflumilast foam. Periodic clinic visits will include assessments for clinical safety, application site reactions, and disease improvement, or progression.
ARQ-154-304 (Phase 3 Study)
The Phase 3 program will consist of a single pivotal trial, which we anticipate initiating in the second or third quarter of 2021, with topline data expected in the second or third quarter of 2022.

Scalp Psoriasis
Key Completed Trials
ARQ-154-204 (Phase 2b Study)
Study ARQ-154-204 was a multi-center, multi-national, double-blind, vehicle-controlled Phase 2b study, in which 304 adolescents (ages 12 and above) and adults with scalp psoriasis covering at least 10% of the total scalp involvement and up to 25% of total psoriasis involvement in all body areas were randomized to receive 8 weeks of (1) roflumilast foam 0.3% once daily, or (2) matching vehicle once daily. Randomization was 2:1, active to vehicle. The primary endpoint of the trial was achievement of a Scalp IGA (S-IGA) scale score of “clear” or “almost clear” plus a 2-grade improvement from baseline, or S-IGA, at week 8. Multiple secondary endpoints were also evaluated.
Roflumilast foam demonstrated statistically significant improvements compared to a matching vehicle foam on key efficacy endpoints. On the study’s primary endpoint of S-IGA Success assessed at week 8, roflumilast foam 0.3% achieved a rate of 59.1% compared to a vehicle rate of 11.4% (p<0.0001). Onset was rapid, with significantly higher rates of S-IGA Success noted as early as 2 weeks.
Multiple secondary endpoints were also met. On the key secondary endpoint of Body Investigator Global Assessment (B-IGA) success assessed at week 8, roflumilast foam 0.3% achieved a rate of 40.3% compared to a vehicle rate of 6.8% (p<0.0001), with separation from vehicle on B-IGA Success as early as 2 weeks. Symptomatic improvement was also demonstrated, with 71.0% of subjects treated with roflumilast foam 0.3% who had a baseline Scalp Itch Numeric Rating Scale score of 4 or greater achieving an itch reduction of at least 4 points at week 8 compared to 18.5% of vehicle treated subjects (p<0.0001).
Consistent with other clinical trials of topical roflumilast, roflumilast foam was well-tolerated, as evidenced by subject-reported local tolerability and rates of application site adverse events, treatment-related adverse events, and discontinuations due to adverse events low and similar to vehicle. Only 5 out of 200 subjects (2.5%) in the roflumilast foam treated group discontinued the study due to an adverse event, compared to 2 out of 104 subjects (1.9%) treated with the vehicle.
ARQ-252
ARQ-252 is topical cream formulation of a potent and highly selective small molecule inhibitor of JAK1 that we are developing for chronic hand eczema and vitiligo. In a preclinical study, ARQ-252 proved to be highly selective to JAK1 over JAK2, in contrast to ruxolitinib, the furthest advanced topical Janus kinase, or JAK, inhibitor in U.S. development. We believe that due to its high selectivity for JAK1 over JAK2, ARQ-252 has the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition. As the only JAK1-selective topical in development, we believe that ARQ-252 could offer a best-in-class topical JAK inhibitor, with a more favorable safety and tolerability profile than other topical JAK inhibitors due to its selectivity to JAK1 over JAK2, robust symptomatic improvement due to its high potency against JAK1, and a convenient and patient-friendly cream formulation.
We have completed enrollment in a Phase 2b clinical study for the treatment of chronic hand eczema with ARQ-252, and expect topline data in mid-2021. We expect to initiate a Phase 2 proof of concept study of ARQ-252 for the treatment of vitiligo in the first quarter of 2021. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata.
In December 2019, we exercised our exclusive option under our Hengrui License Agreement to exclusively license the active pharmaceutical ingredient in ARQ-252 for all topical dermatological uses in the United States, Canada, Europe and Japan. Jiangsu Hengrui Medicine Co., Ltd. (Hengrui) is developing SHR-0302, the active ingredient in ARQ-252, for the oral treatment of various inflammatory and immunological disorders, including rheumatoid arthritis, Crohn’s disease, and ulcerative colitis, and has completed a Phase 2b study in rheumatoid arthritis. Under our agreement, we have the right to reference their safety data, along with the systemic toxicology data supporting their program. Hengrui has built strong intellectual property protection around the active ingredient in ARQ-252, and holds U.S. composition of matter patents, including patents for the bisulfate form of the active ingredient that do not begin to expire until 2033. We believe there is the potential for additional intellectual property protection of ARQ-252 through possible future formulation and other patents.

Chronic Hand Eczema
Eczema is a term used to describe a group of different diseases that cause the skin to become red, itchy and inflamed. There are multiple forms of eczema, including atopic dermatitis, contact dermatitis, hand eczema, dyshidrotic eczema, and seborrheic dermatitis. Eczema is very common, with some estimates that up to 30 million people in the United States may have some form of eczema.
Hand eczema is a common, predominantly inflammatory, skin disease characterized variously by redness, fluid filled blisters or bumps, scaling, cracking, itching and pain occurring on the hands, especially the palms (see figures below). It is the most common skin disease affecting the hands, with prevalence estimated at up to 2.5% of the population. The impact of hand eczema on patients can be significant, leading to work absences or disability, social stigmatization, and psychosocial distress.
Figures: Hand Eczema
Current Hand Eczema Treatment Landscape
Hand eczema is a difficult disease to treat. The palms of the hand have skin that can be up to ten times thicker than skin from other body areas, which inhibits drug absorption and the ability to deliver drugs topically. Hand eczema is typically treated with high potency topical steroids, mostly due to the aforementioned skin barrier challenges. In some cases, physicians also will incorporate barrier creams to aid in hydration and to prevent the irritant effect caused by occupational exposure, a common cause of hand eczema. There are currently no FDA-approved treatments specifically for the indication of hand eczema. However, LEO Pharma has demonstrated proof of concept for their topical JAK inhibitor, delgocitinib, in Phase 2 studies. Physicians report that a significant percentage of patients, including up to 40% of patients with severe dyshidrotic eczema (one type of hand eczema), have an inadequate response to currently available treatments. In those who respond to high potency topical steroids, skin atrophy becomes a problem with chronic use, even on the thick skin of the palms.
Vitiligo
Vitiligo is a chronic and disfiguring autoimmune disease that causes the complete loss of skin color in blotches or patches, frequently in a symmetrical distribution, and has a significant impact on the patient's quality of life. The disease is caused by the localized destruction by the immune system of melanocytes, the skin cells that produce the skin pigment melanin, resulting in complete depigmentation in the affected area.
Vitiligo can have profound psychological impact on patients, particularly those with skin of color. Patients may feel loss of self-esteem and experience stigmatization. At this point in time, there are no FDA-approved treatments for vitiligo, so patients are often treated with off-label combinations of steroids, TCIs, ultraviolet light and lasers. As such, there is great unmet need for therapies that are more effective and less limiting than currently available treatment modalities.

ARQ-252 Clinical Development
Chronic Hand Eczema
ARQ-252-205 Study (Phase 2b Study)
We have completed enrollment in the ARQ-252-205 Study. This study is a multi-center, multi-national, double-blind, randomized, vehicle-controlled Phase 2b study, in which approximately 215 adults with chronic hand eczema were randomized to receive: (1) 0.1% ARQ-252 cream applied once daily, or (2) 0.3% ARQ-252 cream applied once daily, or (3) 0.3% ARQ-252 cream applied twice daily, or (4) matching vehicle cream applied once or twice daily, all for 12 weeks. The primary efficacy endpoint is IGA Success, defined as an IGA of “clear” or “almost clear” plus at least a 2-point improvement from baseline at week 12. We expect to report topline data by mid-2021.
Vitiligo
ARQ-252-213 Study (Phase 2a Study)
We expect to initiate enrollment in the ARQ-252-213 study in the first quarter of 2021. This Phase 2a study is a parallel group, double blind, vehicle-controlled study of the safety and efficacy of ARQ-252 0.3% cream either with or without narrowband UVB (NB-UVB) phototherapy treatment in approximately 500 subjects with non-segmental facial vitiligo. The primary endpoint of the study is the proportion of subjects achieving Facial Vitiligo Area Scoring Index-75 (F-VASI-75), which is ≥ 75% improvement from baseline in F-VASI at week 24.
ARQ-255
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

For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc., Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc.; topical therapies such as branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP, generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat psoriasis and compete with roflumilast cream, including tapinarof, under development by Dermavant Sciences, Inc., deucravacitinib, an oral Tyrosine kinase type 2 (Tyk2) inhibitor under development by BMS, Inc., and PF-06700841, a Tyk2/JAK1 inhibitor under development by Pfizer, Inc.
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
For hand eczema, our primary competitors include topical therapies such as branded and generic versions of clobetasol, such as Clobex, and generic versions of betamethasone dipropionate. The only other prescription product candidate we are aware of under development for the treatment of hand eczema that would compete with ARQ-252 is delgocitinib, under development by LEO Pharma A/S, which showed proof of concept in a Phase 2B trial.
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

Commercial Operations
We intend to build our own commercial infrastructure in the United States and Canada to support the commercialization of our product candidates. We intend to begin building this commercial infrastructure if and when we believe that a regulatory approval of our first product candidate appears reasonably likely. We plan to build our own small specialty sales force targeted at dermatologists, with approximately 100 field-based staff needed to market to US dermatologists. We may seek partnerships that allow us to target pediatricians and primary care physicians if required to maximize the potential of our product candidates. We also plan to build the required sales management, marketing, access and reimbursement, sales support, and distribution capabilities to optimize our commercial success. To develop the required commercial infrastructure, we will have to invest substantial financial and management resources, some of which will be committed prior to any confirmation that our product candidates will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved. We may also seek other partners to help us access other geographic markets.
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
As of February 16, 2021, we own or have an exclusive license to ten issued U.S. patents and eight issued foreign patents, which include granted European patent rights that have been validated in various European Union (EU) member states, and five pending U.S. patent applications, 15 pending foreign patent applications and two applications filed under the Patent Corporation Treaty. Of these patents and patent applications:
•Roflumilast cream & roflumilast foam:    As of February 16, 2021, we own five issued U.S. patents, one issued Canadian patent, one issued Japanese patent, one issued Chinese patent, seven pending U.S. patent applications and 39 pending foreign applications (two each in Hong Kong and Canada; three each in Japan, Mexico, New Zealand, India, Australia, Europe, Israel, and Brazil, China, Korea and Eurasia; and two under the Patent Cooperation Treaty), relating to roflumilast cream and roflumilast foam. The issued U.S. patent that we have licensed from AstraZeneca claiming a composition of matter encompassing roflumilast, the active pharmaceutical ingredient in roflumilast cream and roflumilast foam, expired on January 27, 2020. Data exclusivity for oral roflumilast expired on January 23, 2021. Our issued patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, formulating roflumilast in combination with hexylene glycol, methods of making such formulations and methods of treatment using such formulations. These issued U.S. patents relating to roflumilast cream and roflumilast foam will expire not earlier than June 2037 (excluding any potential PTE). Our pending patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, other aspects of our roflumilast formulations, as well as unique pharmacokinetic aspects of topical roflumilast.

•ARQ-252 & ARQ-255:    As of February 16, 2021, we have an exclusive license from Hengrui to five issued U.S. patents, two issued Japanese patents, and three issued EU patents (validated in a number of EU member states, including Austria, Belgium, Bulgaria, Croatia, the Czech Republic, Estonia, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Lithuania, Luxemburg, Monaco, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovenia, Slovakia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), one pending U.S. patent application, three pending Japanese patent applications, and two pending EU patent applications relating to SHR0302. These patents and patent applications contain claims directed towards the composition of matter of the SHR0302 compound and bisulfate and crystalline forms thereof, pharmaceutical compositions and treatment methods. The issued patents and pending applications, if issued, relating to SHR0302 will not begin to expire until 2033. We anticipate filing patent applications directed towards formulations, methods and other aspects of our technology relating to ARQ-252 and ARQ-255 which we may develop in the future.
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
Exclusive License and Option Agreements
AstraZeneca
In July 2018, we entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca, pursuant to which we obtained a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic and therapeutic uses for human dermatological indications, or the Dermatology Field. We intend to develop topical formulations of roflumilast for the treatment of psoriasis and atopic dermatitis, as well as other dermatological conditions. Under this agreement, we have sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at our expense, and we shall use commercially reasonable efforts to develop, obtain and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan. Pursuant to the agreement, AstraZeneca provided us with certain quantities of roflumilast at a negotiated price for development purposes.
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
Jiangsu Hengrui Medicine Co., Ltd
In January 2018, we entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd, or Hengrui, whereby Hengrui granted us an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions, or the Field, in the United States, Japan, and the EU (including for clarity the United Kingdom), or the Territory.
In December 2019, we exercised our exclusive option, and also contemporaneously amended the agreement to expand the territory to additionally include Canada, and therefore now have a license from Hengrui under certain patent rights and know-how controlled by Hengrui to research, develop and commercialize products containing SHR0302 in the Field in the Territory. Such license is sublicensable through multiple tiers, exclusive as to the patent rights licensed from Hengrui and nonexclusive with respect to the know-how licensed from Hengrui, and does not extend to patent rights for improvements to SHR0302 which Hengrui may come to control in the future unless otherwise mutually agreed by the parties. In addition, we have sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products in the Field and in the Territory, at our sole cost and discretion, and shall use commercially reasonable efforts to (1) develop at least one licensed product and to (2) commercialize the licensed products following regulatory approval thereof. Pursuant to the Hengrui License Agreement, a joint coordination committee reviews the progress of development and commercialization of each parties’ products containing SHR0302 in their respective territories and fields.
During the term of the Hengrui License Agreement, if we acquire or develop certain JAK inhibitor products that are not controlled by Hengrui, or Competing Products, we must negotiate in good faith with Hengrui whether to terminate the agreement or license to Hengrui the right to develop and commercialize such Competing Product in China. During the term of the Hengrui License Agreement, Hengrui will not develop or commercialize SHR0302 or any licensed product in the Field in the Territory. Additionally, if Hengrui decides to develop or commercialize a non-topical formulation of SHR0302 for the treatment of certain dermatologic indications in the Territory, we have the first right to negotiate a co-development and/or co-commercialization agreement with Hengrui for the same. We also have the right of first refusal if Hengrui decides to out-license a non-topical formulation of SHR0302 for the treatment of certain dermatologic indications in the Territory to a third-party during such period.
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
FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA, and other governmental authorities. The Federal Food, Drug, and Cosmetic Act and its implementing regulations, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, quality control, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug (IND), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.
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
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate the efficacy of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of efficacy and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk profile of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, such as where the study is a large multi-center trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.
The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.
Assuming successful completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor of an approved NDA is also subject to an annual program fee. These fees are typically increased annually.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the additional information must be included in any resubmitted NDA, which is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the Prescription Drug User Fee Act, guidelines that are currently in effect, the FDA has a goal of ten months from the date of receipt of a standard NDA for a product that is not a new molecular entity, or NME, and six months from the date of receipt for an NDA for a non-NME subject to priority review, to review and act on the submission. In the case of an NME, the six and ten month review periods are measured from the date on which the FDA “files” the NDA rather than the date on which the NDA is received by the FDA. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
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
The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority review applications, with all of the benefits that designation confers.
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
Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or PDMA. In addition, the Drug Supply Chain Security Act, or DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten year period. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA. Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.
The Hatch-Waxman Act
Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. However, a drug must meet certain criteria relative to the Listed Drug to be eligible to use the Section 505(b)(2) pathway as opposed to the abbreviated NDA, or ANDA pathway, which is described below. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA generally provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version can often be substituted by pharmacists under prescriptions written for the reference listed drug.
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
The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval.
Five year and three year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable PTE is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office (USPTO) must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.
Other Healthcare Laws
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.
The U.S. federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.
Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, a violation of the U.S. federal Anti-Kickback Statute can serve as a basis for liability under the federal False Claims Act. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.

In addition, HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. Entities that are found to be in violation of HIPAA, as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.
Further, the Physician Payments Sunshine Act requires certain manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives will also be required.
In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.
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
U.S. Healthcare Reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act (ACA) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, which has since been increased to 70%, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The Tax Cuts and Jobs Act of 2017, or TCJA, was enacted by the prior presidential administration and congress, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case but it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, the probability of success of these and any other Trump administration reform initiatives is uncertain, particularly in light of the new Biden administration. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional governmental action is taken in response to the evolving effects of the COVID-19 pandemic. Additionally, health reform initiatives may arise in the future, particularly as a result of the recent presidential election.
Human Capital Resources and Employees
As of December 31, 2020, we had 54 full-time employees. Of these full-time employees, 10 have an M.D., a Ph.D. or a Pharm. D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees through the granting of stock-based compensation awards and cash-based performance bonus awards.
The pharmaceutical development business is fundamentally a people-centric, knowledge based business. Additionally, one core element of our corporate strategy is to build an industry-leading team of dermatology experts. As such, we expend considerable management time and attention, and financial resources, to attracting, retaining, and motivating exceptional individuals at our company. These efforts include not only our recruitment and compensation programs, but equally importantly, include the corporate culture that we have built at the company, and the management practices we employ in order to obtain the best possible performance from our team.
Financial Information About Segments
We view our operations and manage our business as one reportable segment. See Note 1 in the Notes to Financial Statements included in this Annual Report on Form 10-K. Additional information required by this item is incorporated herein by reference to Part II, Item 6, “Selected Financial Data.”
About Arcutis Biotherapeutics
We were formed under the laws of the State of Delaware in June 2016 under the name Arcutis, Inc. and changed our name to Arcutis Biotherapeutics, Inc. in October 2019. Our principal executive offices are located at 3027 Townsgate Road, Suite 300, Westlake Village, California 91361, and our telephone number is (805) 418-5006. Our website address is www.arcutis.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.
Available Information
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we therefore file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC) relating to our business, financial statements and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as Arcutis Biotherapeutics, Inc..
For more information about us, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.arcutis.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS
This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
We have never generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We have not yet demonstrated our ability to successfully complete later-stage clinical trials, obtain regulatory approvals, manufacture a drug on a commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization.
Our net loss for the years ended December 31, 2020 and 2019 was approximately $135.7 million and $42.0 million, respectively. As of December 31, 2020, we had an accumulated deficit of $202.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.
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
As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $284.4 million. In addition, we completed an equity offering on February 5, 2021, receiving approximately $207.4 million in net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses. Based on our planned operations, we believe that our existing cash, cash equivalents and marketable securities, along with the cash that we received in February related to our financing, will be sufficient to fund our operations into 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp psoriasis, ARQ-252 in hand eczema and vitiligo, and our formulation and preclinical efforts for ARQ-255 in alopecia areata;
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
•the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs, and any discounts or rebates to channel to obtain access;
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
We currently have no products that are approved for commercial sale. Our current portfolio includes our lead product candidate roflumilast cream, a potent PDE4 inhibitor topical cream for the treatment of plaque psoriasis and atopic dermatitis, and our additional product candidates roflumilast foam, a topical foam formulation of roflumilast for the treatment of scalp psoriasis and seborrheic dermatitis, ARQ-252, a potent and highly selective topical JAK1 inhibitor for the treatment of chronic hand eczema and vitiligo, and ARQ-255, a potential topical treatment for alopecia areata. We currently do not have drug discovery efforts, and we have no intention to develop these. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our current product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with currently limited plans for clinical trials in Australia, the Caribbean and the EU. We currently anticipate seeking regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may develop, acquire or in-license. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:
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
•the ability of third parties upon which we rely to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates to remain in good standing with relevant regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
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
The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our Phase 2 proof of concept study in atopic dermatitis had a limited number of patients and did not reach statistical significance for the primary endpoint or the secondary endpoint of IGA Success. However, this study did provide evidence that roflumilast cream could provide symptomatic improvement and a favorable tolerability profile in adults with atopic dermatitis and, following an End of Phase 2 meeting with the FDA in September 2020, we omitted our previously planned Phase 2b study in that indication and recently initiated Phase 3 clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•clinical site closures, delays to patient enrollment, subjects discontinuing treatment or follow-up visits, issues with data collection, or changes to trial protocols as a result of the COVID-19 pandemic;
•regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or IRBs may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
We currently have no products approved for sale; we are currently preparing regulatory submissions for our lead product candidate, topical roflumilast cream, and our other product candidates remain in clinical development. Significant risk remains and we cannot provide assurance that they will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the EU.
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

•the FDA or other relevant foreign regulatory authorities may require development of a REMS, or its equivalent, as a condition of approval;
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
•the FDA or other relevant foreign regulatory authorities may change their approval policies or adopt new regulations;
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
From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects.

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
Certain of our primary and secondary endpoints in our clinical trials, including our recently completed Phase 3 clinical trials of roflumilast cream in plaque psoriasis, and our previous and planned clinical trials in atopic dermatitis, vitiligo, chronic hand eczema, scalp psoriasis and seborrheic dermatitis involve subjective assessments by physician and patients, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires patients to report pruritus (itching) as measured by the WI-NRS and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement and generally adversely impact a clinical development program by introducing additional uncertainties.
The use of patient reported outcome instruments in our Phase 3 clinical trials of roflumilast cream and the inclusion of such data in the product labeling will depend on, but is not limited to, the FDA’s review of the following:
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
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in both our Phase 3 clinical trials of roflumilast cream in plaque psoriasis as well as our Phase 2 clinical trials of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis is based on the percentage of patients achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point IGA scale, referred to as IGA Success. Success in our clinical trials with these or similar endpoints, requires the enrollment of patients with conditions that are severe enough to facilitate a 2-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear” or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll patients with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. As a result, there is no guarantee that our clinical trials will produce the same statistically significant results in IGA Success, which will serve as the primary endpoint, as our prior clinical trials, and there can be no guarantee that the characteristics of the population enrolled in our clinical trials, including our Phase 3 clinical trials, does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.

Enrollment and retention of subjects in clinical trials is expensive and time-consuming and may result in additional costs and delays in our product development activities, or in the failure of such activities.
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
If our product candidates are associated with adverse effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, institute burdensome monitoring programs, or limit development to more narrow uses or lower or less frequent dosing in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB, or similar regulatory authorities outside the United States, may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

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
•we may be required to conduct Phase 4 clinical trials as post-marketing requirements;
•we could be sued and held liable for harm caused to patients; and
•our reputation and physician or patient acceptance of our products may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
As a company, we have never obtained marketing approval for any product candidate and we may be unable to successfully do so in a timely manner, if at all, for any of our product candidates.
Conducting Phase 3 clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in pivotal trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have limited experience doing so. As a result, these activities may require more time and cost more than we anticipate, and we may be unable to successfully complete them for any of our product candidates.
To date, we have completed two Phase 3 studies and three Phase 2 studies in plaque psoriasis with roflumilast cream, a Phase 2 study in atopic dermatitis with roflumilast cream, and two Phase 2 studies in seborrheic dermatitis and scalp psoriasis with roflumilast foam. We have also recently initiated pivotal Phase 3 clinical trials of roflumilast cream for the treatment of atopic dermatitis. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. While the FDA encouraged us at our atopic dermatitis End of Phase 2 meeting to generate additional clinical data in adolescents and adults on the two roflumilast cream doses studied in our Phase 2 study, they also did not raise objections to us proceeding into Phase 3. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA for any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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
To achieve commercial success for any product for which we obtain marketing approval, we will need to build a significantly more robust sales and marketing organization. We currently have limited infrastructure for the sales, marketing, or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services.
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
If we are unable to establish adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc. and Pfizer Inc.; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc.; topical therapies such as branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP, generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat psoriasis and compete with roflumilast cream, including topical tapinarof, under development by Dermavant Sciences, Inc., deucravacitinib, an oral Tyk2 inhibitor under development by BMS, Inc., and PF-06700841, an oral Tyk2/JAK1 inhibitor under development by Pfizer, Inc.
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
For hand eczema, our primary competitors include topical therapies such as branded and generic versions of clobetasol, such as Clobex, and generic versions of betamethasone dipropionate. The only other prescription product candidate we are aware of under development for the treatment of hand eczema that would compete with ARQ-252 is delgocitinib, which recently showed proof of concept in a Phase 2a trial and has been approved in a different formulation in Japan (Corectim).
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
As of December 31, 2020, we had 54 full-time employees. We will need to continue to expand our managerial, clinical, commercial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates.
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
Although a substantial amount of our effort will focus on the continued preclinical and clinical testing and potential approval of our current product candidates, a key element of our strategy is to acquire, develop and commercialize a diverse portfolio of product candidates to serve the dermatology market. We do not currently intend to conduct drug discovery efforts, but rather we intend to formulate, acquire or in-license rights to existing molecules to develop for dermatological indications. In addition, while we believe that our strategy allows us to move more rapidly through clinical development and at a potentially lower cost, we may be unable to progress product candidates more quickly or at a lower cost.
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
We completed our initial public offering (IPO) in January 2020 and are subject to public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, We will incur significant legal, accounting and other expenses as a public company, including costs resulting from such public company reporting obligations and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company and otherwise do not meet the definition of a "smaller reporting company" and non-accelerated filer or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three year period, we will cease to be an emerging growth company prior to the end of such five year period.

During the course of our review and testing of our internal controls over financial reporting, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), if applicable, including HIPAA, as amended by HITECH, and regulations implemented thereunder, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Reliance on Third Parties
We currently rely on single source third-party manufacturers to manufacture preclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Business changes at any of these manufacturers, or their failure to provide us with sufficient quantities at acceptable quality levels, or at all, would materially and adversely affect our business.
We do not currently have nor do we plan to build or acquire the infrastructure or capability internally to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. Instead, we currently rely on single source third-party manufacturers to manufacture preclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. As of the second quarter of 2020, we have successfully manufactured and tested several batches of our product candidate at our primary commercial site and at the initial commercial scale. However, as a late-stage company with no prior history of product sales or commercialization of products, representative batches of our product candidate received to date may not represent what will be required to meet our future commercial requirements or be manufactured at scale.
We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. Although we have engaged in a commercial supply agreement and scale-up activities with our Drug Substance contract manufacturing organization (CMO), we have not yet finalized a Drug Product manufacturing agreement for the commercial supply of our product candidates. We intend to enter into such agreements prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial manufacture of our product candidates, we will have no other means of producing our lead product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturer’s facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
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
Although we rely on third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that appropriate human subjects protections are in place, including that the trial subjects are adequately informed of the potential risks and other consequences of participating in clinical trials.
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
•for some product candidates, we expect that composition of matter patent protection for the active pharmaceutical ingredient will not be available at the time we expect to commercialize, and we will therefore need to rely on formulation, method-of-use and other forms of claims for patent protection;
•any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and
•we may not develop additional proprietary technologies that are patentable.
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to roflumilast cream and roflumilast foam with claims directed to, among other things, formulating roflumilast in combination with hexylene glycol are currently projected to expire on June 7, 2037 and the issued U.S. patents which we have exclusive rights to from Hengrui as a result of the exercise of our exclusive option with Hengrui in December 2019 for the amount of $1.5 million cash, related to the composition of matter of the active ingredient in ARQ-252 and ARQ-255 (or bisulfate or crystal forms thereof) are currently projected to expire between January 21, 2033 and October 15, 2035 unless a PTE is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third-party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of roflumilast cream, roflumilast foam, ARQ-252, ARQ-255 or any future product candidates.
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
We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third-party’s patents. We may be required to indemnify future collaborators against such claims. If a patent infringement suit were brought against us or our future collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights obtained may be nonexclusive, which would not confer a competitive advantage to us from an exclusivity perspective. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms to necessary third-party patent rights. Even if we are successful in defending against such claims, such litigation can be expensive and time-consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
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
If roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255 is approved by the FDA, one or more third parties may challenge the patents covering roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third-party files an abbreviated NDA, or ANDA, for a generic drug bioequivalent to roflumilast cream, roflumilast foam, ARQ-252 or ARQ-255, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.
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
The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Having a mandatory nonexclusive license grant may diminish the value of our patents as well as making it more difficult to protect our products.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. In addition, third parties may file first for our trademarks in certain countries. If they succeeded in registering such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In such cases, over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then our marketing abilities may be impacted.
We have not yet received regulatory approval of our commercial tradename and registered trademarks for a commercial trade name for our lead candidates in the United States or foreign jurisdictions and failure to secure such approval in a timely fashion could adversely affect our business.
We have not yet registered trademarks for a commercial trade name for our lead product candidates in the United States or any foreign jurisdiction. During trademark registration proceedings, we may receive rejections. Although given an opportunity to respond to the those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know-how, our employees, consultants, contractors, outside scientific advisors, licensors or licensees may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our proprietary information, technology or know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information, technology, and know-how. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology, and know-how. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.
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
Any regulatory approvals or other marketing authorizations we obtain for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our drug product candidates, such as roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, which could include requirements for a medication guide, physician communication plans or additional ETASU, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The policies of the FDA and of other regulatory authorities may change and additional governmental regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, certain policies of the new U.S. administration may impact our business and industry. Namely, the previous U.S. administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how or whether these executive actions, including the Executive Orders, will be implemented, or whether they will be rescinded or replaced by the new U.S. administration. Certain policies of U.S. presidential administrations may impact our business and industry, and changing presidential administrations may result in the issuance of Executive Orders that could impact our business, regulatory environment and industry. It is difficult to predict how such requirements, Executive Orders and policies will be implemented.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and the ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, manufacturers will also be required to report payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year;
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.
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
For example, in March 2010, the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance to our potential product candidates are the following:
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current presidential administration and U.S. Congress have sought and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. For example, the TCJA was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case but it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA, our business or financial condition.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
Risks Related to Our Common Stock
We qualify as an “emerging growth company” as defined in the JOBS Act and we have decided to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, including delaying adopting new or revised accounting standards, which could make our common stock less attractive to investors.
We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of the IPO. However, if certain events occur prior to the end of such five year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three year period, we will cease to be an emerging growth company prior to the end of such five year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an

“emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
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
As of December 31, 2020, our executive officers, directors and their respective affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position, including the ability to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Our ability to utilize our Net Operating Loss carryforwards and research and development income tax credit carryforwards may be limited.
As of December 31, 2020, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal, California and other state income tax purposes of approximately $180.7 million, $180.8 and $3.2 million, respectively. If not utilized, state NOL carryforwards will expire beginning in 2030. Of the federal NOL, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Act and Jobs Act of 2017, the remaining $177.2 million of federal NOL carryforwards generated after December 31, 2017 will carryforward indefinitely. As of December 31, 2020, we had federal and California research and development tax credit carryforwards of $6.4 million and $1.4 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2036. The California research and development tax credit carryforwards are available indefinitely.
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

General Risk Factors
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
Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Todd Franklin Watanabe, our Chief Technical Officer, David W. Osborne, Ph.D, and our Chief Medical Officer, Patrick Burnett, M.D., Ph.D. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units (RSUs) that vest over time. The value to employees of stock options and RSUs that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.
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

Future litigation could have a material adverse effect on our business and results of operations.
    Lawsuits and other administrative or legal proceedings, including intellectual property litigation or other legal proceedings relating to intellectual property claims, that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time-consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be adversely affected if a judgment, settlement penalty or fine is not fully covered by insurance.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our corporate headquarters is located in Westlake Village, California, where we lease approximately 22,643 square feet of office space.
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
Item 4. MINE SAFETY DISCLOSURES
None.

Part II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information for common stock
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “ARQT” since the commencement of our IPO on January 31, 2020. Prior to that time there was no public market for our common stock.
Holders
As of February 11, 2021, there were approximately 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.

Stock Performance Graph
The graph below shows a comparison, from January 31, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2020, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“^IXIC”) and the Nasdaq Biotechnology Index (“^NBI”). The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on January 31, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$150
$140
$130
$120
$110
$100
$90
$80
1/31/2020 (Inception)
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Arcutis (ARQT)
Nasdaq Composite (^IXIC)
Nasdaq Biotechnology (^NBI)

Cumulative Total Return Comparison

	1/31/2020 (Inception)	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Arcutis Biotherapeutics, Inc.	$100.00	$136.70	$138.72	$134.40	$129.04
Nasdaq Composite Index	$100.00	$84.15	$109.92	$122.04	$140.84
Nasdaq Biotechnology Index	$100.00	$94.90	$120.23	$119.09	$133.14

Recent Sales of Unregistered Securities
None.

Use of Proceeds
On January 30, 2020, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-235806 and File No. 333-236177), as amended, filed in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated January 30, 2020, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the year ended December 31, 2020.

Item 6. SELECTED FINANCIAL DATA
The following tables set forth our selected statements of operations and balance sheet data. The selected statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the selected balance sheet data as of December 31, 2020 and 2019, are derived from our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K, which financial statements have been audited by our independent registered public accounting firm. The following selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Statements of operations data:
Operating expenses:
Research and development	$115,308	$36,522	$17,940
General and administrative	21,337	6,610	1,795
Total operating expenses	136,645	43,132	19,735
Loss from operations	(136,645)	(43,132)	(19,735)
Other income, net	967	1,136	480
Net loss	$(135,678)	$(41,996)	$(19,255)
Net loss per share, basic and diluted(1)	$(3.80)	$(22.78)	$(15.53)
Weighted-average shares used in computing net loss per share, basic and diluted(1)	35,668,152	1,843,213	1,239,689
______________
(1)See Notes 2 and 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of how we compute basic and diluted net loss per share and the weighted-average number of shares used in the computation of these per share amounts.

	December 31,
	2020	2019

	(in thousands)
Balance sheet data:
Cash, cash equivalents, restricted cash and marketable securities	$285,983	$101,265
Working capital(1)	270,224	101,237
Total assets	298,269	107,012
Convertible preferred stock	—	166,491
Accumulated deficit	(201,950)	(66,272)
Total stockholders’ equity (deficit)	270,621	(65,029)
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
Overview
We are a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly progress towards our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
Our lead product candidate, roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis. We are currently preparing an NDA, with a submission to the FDA expected in the second half of 2021. Roflumilast cream is a highly potent and selective PDE4 inhibitor, an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis patients.
Additionally, we have completed a Phase 2 proof of concept study of roflumilast cream in atopic dermatitis and recently initiated Phase 3 clinical trials, with topline data expected in the second half of 2022.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 studies in both seborrheic dermatitis and scalp psoriasis. In seborrheic dermatitis, we had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the second or third quarter of 2021, with topline data expected in the second or third quarter of 2022. Pending discussions with regulators, we expect to initiate our Phase 3 program in scalp psoriasis in the second half of 2021, with topline data anticipated in the second half of 2022.
Beyond this, we have completed enrollment in a Phase 2b clinical study of ARQ-252, a potent and highly selective topical JAK1 inhibitor for the treatment of chronic hand eczema, and expect topline data by mid-2021. We also plan to initiate a Phase 2 proof of concept study of ARQ-252 for the treatment of vitiligo in the first quarter of 2021. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata.

Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and have funded our operations primarily with the net proceeds from our IPO completed in January and with the net proceeds from our follow-on equity offerings in October 2020 and February 2021 respectively, as well as with $162.5 million in net cash proceeds from private placements of our convertible preferred stock prior to IPO. On February 4, 2020, we closed our IPO of 10,781,250 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,406,250 additional shares of common stock. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $167.2 million. In addition, on October 6, 2020, we closed our public offering of 4,000,000 shares of common stock and concurrent private placement of 1,400,000 shares of common stock, both at a price of $25.00 per share, receiving an aggregate of $128.4 million in net proceeds after deducting the underwriting discounts, commissions and offering related transaction costs. Also, on February 5, 2021, we closed our public offering of 6,325,000 shares of common stock at a price of $35.00 per share, including 825,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, receiving approximately $207.4 million in aggregate net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses. See Note 13 to the financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $135.7 million, $42.0 million and $19.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $202.0 million and cash, cash equivalents, restricted cash and marketable securities of $286.0 million.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue preclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition. See “—Liquidity, Capital Resources and Requirements” below and Note 1 to the financial statements for additional information. Based on our current planned operations, we expect that our current cash, cash equivalents and marketable securities, along with the cash proceeds received in February 2021 related to our financing, will be sufficient to fund our operations into 2023.
We rely on third parties in the conduct of our preclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single source suppliers, for our preclinical and clinical trial materials, as well as the commercial supply of our products. In addition, we do not yet have a sales organization or fully developed commercial infrastructure. Accordingly, we expect to incur significant expenses to fully develop a sales organization or commercial infrastructure in advance of generating any product sales.

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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees' net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. See Note 6 to the financial statements for additional information.

Hengrui Exclusive Option and License Agreement
In January 2018, we entered into the Hengrui License Agreement, with Hengrui, whereby Hengrui granted us an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Canada, Japan, and the EU (including for clarity the United Kingdom). We made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement. In December 2019, we exercised our exclusive option under the agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, we have agreed to make cash payments of up to an aggregate of $20.5 million upon our achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on achieving certain aggregate annual net sales volumes with respect to a licensed product. With respect to any products we commercialize under the Hengrui License Agreement, we will pay tiered royalties to Hengrui on net sales of each licensed product by us, or our affiliates, or our sublicensees, ranging from mid single-digit to sub-teen percentage rates based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the later of (1) expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (2) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis. Additionally, we are obligated to pay Hengrui a specified percentage, ranging from the low-thirties to the sub-teens, of certain non-royalty sublicensing income we receive from sublicensees of our rights to the licensed products, such percentage decreasing as the development stage of the licensed products advance.
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
We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the Phase 3 trials of roflumilast cream for atopic dermatitis and roflumilast foam for seborrheic dermatitis and scalp psoriasis, the preclinical studies and clinical trials for the continued development of ARQ-252 for hand eczema and vitiligo, and ARQ-255 for alopecia areata.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount and support our operations as a public company, including increased expenses related to legal, accounting, insurance, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, restricted cash and marketable securities.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Operating expenses:
Research and development	$115,308	$36,522	$78,786	216%
General and administrative	21,337	6,610	14,727	223%
Total operating expenses	$136,645	$43,132	$93,513	217%
Loss from operations	(136,645)	(43,132)	(93,513)	217%
Other income, net	967	1,136	(169)	(15)%
Net loss	$(135,678)	$(41,996)	$(93,682)	223%
Research and Development Expenses

	Year Ended December 31,		Change
	2020	2019	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$82,529	$23,097	59,432	257%
Manufacturing	13,383	3,481	9,902	284%
Product milestones	—	3,500	(3,500)	(100)%
Indirect Costs:
Compensation and personnel-related	13,747	4,590	9,157	199%
Other	5,649	1,854	3,795	205%
Total research and development expense	$115,308	$36,522	$78,786	216%
Research and development expenses increased by $78.8 million, or 216%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due to an increase in clinical trial costs of $59.4 million, an increase in manufacturing costs of $9.9 million, an increase in compensation and personnel-related expenses of $9.2 million, and an increase of $3.8 million in other costs, including regulatory, research and clinical consulting costs, partially offset by a decrease in licensing milestones of $3.5 million. The increases in clinical trial and manufacturing costs relate primarily to new and ongoing studies, including Phase 3 studies of roflumilast cream for plaque psoriasis, Phase 2 studies of roflumilast foam in scalp psoriasis and seborrheic dermatitis, and the ARQ-252 Phase 2 study for hand eczema. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount. Licensing milestones consisted of a $2.0 million cash milestone payment made to AstraZeneca in August 2019 and a $1.5 million cash option payment to Hengrui in December 2019.
General and Administrative Expenses
General and administrative expenses increased by $14.7 million, or 223%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase in compensation and personnel-related expenses of $7.6 million, an increase in professional services of $3.8 million, and an increase in insurance costs of $2.6 million. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount. The increases in professional services and insurance costs were mainly due to overall Company growth and the costs associated with being a public company.

Other Income, Net
Other income, net decreased by $0.2 million, or 15%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a lower yield on our investment portfolio, partially offset by higher balances.
Comparison of the Year Ended December 31, 2019 and 2018
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Operating expenses:
Research and development	$36,522	$17,940	$18,582	104%
General and administrative	6,610	1,795	4,815	268%
Total operating expenses	$43,132	$19,735	$23,397	119%
Loss from operations	(43,132)	(19,735)	(23,397)	119%
Other income, net	1,136	480	656	137%
Net loss	$(41,996)	$(19,255)	$(22,741)	118%
Research and Development Expenses

	Year Ended December 31,		Change
	2019	2018	$	%
	(unaudited)
	(in thousands)
Direct Costs:
Preclinical and clinical	$23,097	$8,448	$14,649	173%
Manufacturing	3,481	2,493	988	40%
Product milestones	3,500	4,400	(900)	(20)%
Indirect Costs:
Compensation and personnel-related	4,590	1,566	3,024	193%
Other	1,854	1,033	821	79%
Total research and development expense	$36,522	$17,940	$18,582	104%
Research and development expenses increased by $18.6 million, or 104%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due to an increase in clinical trial costs of $14.6 million, an increase in compensation and personnel-related expenses of $3.0 million, and an increase in manufacturing costs of $1.0 million. The increases in clinical trial and manufacturing costs relate to the initiation of the Phase 2b and open label extension studies in roflumilast cream for plaque psoriasis in the second half of 2018 and the initiation of the Phase 2 study in roflumilast cream in atopic dermatitis in early 2019. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount.
General and Administrative Expenses
General and administrative expenses increased by $4.8 million, or 268%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to an increase in professional services associate with the general growth of the business of $2.3 million, which includes legal, tax, audit, market research studies and various other administrative functions, as well as an increase of $2.1 million in compensation and personnel-related expenses, which includes stock compensation, due to an increase in headcount.

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
Liquidity, Capital Resources and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of December 31, 2020 and 2019, we had cash, cash equivalents, restricted cash and marketable securities of $286.0 million and $101.3 million, respectively, and an accumulated deficit of $202.0 million and $66.3 million, respectively. In addition, on February 5, 2021, we completed an equity offering and received approximately $207.4 million in aggregate net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock, as well as our IPO completed in January 2020 and our follow-on equity offerings in October 2020 and February 2021, and will continue to be dependent upon equity, debt financing, collaborations or other forms of capital at least until we are able to generate positive cash flows from our operations.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash used in operating activities	$(113,033)	$(42,836)	$(14,085)
Cash used in investing activities	(181,824)	(26,325)	(11,532)
Cash provided by financing activities	298,145	93,103	61,593
Net increase in cash, cash equivalents and restricted cash	$3,288	$23,942	$35,976
Net Cash Used in Operating Activities
During the year ended December 31, 2020, net cash used in operating activities was $113.0 million, which consisted of a net loss of $135.7 million, offset by a change in net operating assets and liabilities of $14.1 million and net non-cash charges of $8.5 million. The change in net operating assets and liabilities was primarily due to an increase of $17.6 million in accounts payable and accrued liabilities due to our operating expense growth and timing of payments. The net non-cash charges were primarily related to stock-based compensation expense of $7.9 million.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2020, net cash used in investing activities was $181.8 million, which was comprised primarily of purchases of marketable securities of $279.1 million, partially offset by proceeds from the maturities of marketable securities of $97.6 million.
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
Net Cash Provided by Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $298.1 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million and follow-on financing in October 2020 of $128.4 million.
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
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $202.0 million and $66.3 million as of December 31, 2020 and 2019, respectively. We had cash, cash equivalents and marketable securities of $284.4 million and $101.3 million as of December 31, 2020 and 2019, respectively. In addition, on February 5, 2021, we received approximately $207.4 million in net proceeds from an equity offering, after deducting underwriting discounts, commissions and estimated offering expenses. Based on our current planned operations, we expect that our current cash, cash equivalents and marketable securities, along with the cash proceeds from our financing in February 2021, will be sufficient to fund our operations into 2023. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp psoriasis, ARQ-252 in hand eczema and vitiligo, and our formulation and preclinical efforts for ARQ-255 in alopecia areata.
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
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$6,673	$114	$1,746	$2,019	$2,794
Total obligations	$6,673	$114	$1,746	$2,019	$2,794
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option for a term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement provides for a leasehold improvement allowance up to $1.25 million. It also required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, we entered into a letter of credit for $1.5 million, which is secured with a restricted cash account in the same amount.

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
Preclinical and Clinical Accruals and Costs
We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of our research and development expenses. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense. Our objective is to reflect the appropriate expense in our financial statements by matching those expenses with the period in which the services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial utilizing financial models taking into consideration discussions with applicable personnel and outside service providers. In this manner, our clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although we expect our estimates to be materially consistent with actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs as of December 31, 2020 and 2019 and actual costs incurred.

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
Fair value of common stock—see the subsection titled “Common Stock Valuation” below.
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
We recorded stock-based compensation expense of $7.9 million, $0.8 million, and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $23.2 million of unrecognized compensation expense related to unvested options, which are expected to be recognized over a weighted-average period of approximately 3.4 years. As of December 31, 2020, there was $3.6 million of unrecognized compensation expense related to restricted stock, which are expected to be recognized over a weighted-average period of approximately 3.6 years. We expect to continue to grant stock options, restricted stock, and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
Common Stock Valuation
Prior to the completion of our public offering, there were significant assumptions and estimates required in determining the fair value of our common stock. Due to the absence of an active market for our common stock prior to our IPO, the fair value of our common stock for grants during that time period was determined in good faith by our board of directors, with the assistance and upon the recommendation of management and valuations of our common stock prepared by an unrelated third-party valuation firm, based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, referred to as the AICPA Practice Aid, including:
• contemporaneous valuations of our shares of common stock;
• the prices of each of our series of preferred stock sold by us to outside investors in arm’s length transactions, and the rights, preferences and privileges of each of these series of preferred stock relative to our common stock;

• our results of operations, financial position and the status of our research and development efforts;
• the composition of our management team and board of directors;
• the material risks related to our business;
• the market performance of publicly traded companies in the life sciences and biotechnology sectors;
• the likelihood of achieving a liquidity event for the holders of our shares of common stock, such as a sale of the company or an IPO, given prevailing market conditions;
• the lack of marketability of our common stock; and
• external market conditions affecting the life sciences and biotechnology industry sectors.
If we had made different assumptions than those described below, the fair value of the underlying common stock and amount of our stock-based compensation expense, net loss and net loss per share amounts would have differed. Following the closing of our IPO, the fair value per share of our common stock for purposes of determining stock-based compensation will be the closing price of our common stock as reported on the applicable grant date.
Historically, prior to our IPO, fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. Our board of directors considered, among other things, valuations of our common stock which were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
In 2019, we reassessed the determination of the fair value of the common shares underlying the grants made prior to August 2018 in connection with a valuation of the convertible preferred stock liability. This analysis revised our implied equity value, which was then allocated to each equity class using an option pricing method and the implied value of common stock was then reduced by a discount for lack of marketability. As a result of this reassessment, we determined that fair value of common stock increased to $0.46, $1.12 and $1.18 per share as of April 2017, December 2017 and March 2018, respectively. The increase to both recognized and unrecognized share-based compensation expense due to these higher share prices was approximately $0.1 million and $0.4 million, respectively, as of December 31, 2018.
Income Taxes
As of December 31, 2020, we had net deferred tax assets of $45.6 million. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of NOL, tax carryforwards. As of December 31, 2020, we had federal, California and other state NOL carryforwards of $180.7 million, $180.8 million and $3.2 million, respectively, available to potentially offset future taxable income. As of December 31, 2020, we also had federal and California research and development tax credit carryforwards of approximately $6.4 million and $1.4 million, respectively, available to potentially offset future federal income taxes. The federal research and development tax carryforwards, if not utilized, will expire beginning in 2036. The California research and development tax credit carryforwards are available indefinitely. Federal and California tax law impose significant restrictions on the utilization of NOL carryforwards in the event of a change in ownership, as defined by Internal Revenue Code Section 382 and 383. We have not completed a formal study to determine any limitations on our tax attributes due to changes in ownership and may have limitations on the utilization of NOL carryforwards, credit carryforwards, or other tax attributes due to ownership changes.
Recent Accounting Pronouncements
See Note 2 to our financial statements.

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
We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three year period, we will cease to be an emerging growth company prior to the end of such five year period.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2020, we had cash and cash equivalents of $65.1 million, restricted cash of $1.5 million and marketable securities of $219.4 million, which consist of bank deposits, money market funds, commercial paper and government securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2020.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements, together with the independent registered public accounting firm report thereon, are set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Inherent Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Management based its assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the most recent fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Item 9B. OTHER INFORMATION
None.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Corporate Governance,” and Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the applicable information set forth in “Executive Compensation,” and “Director Compensation” and “Corporate Governance” which will be included in our definitive Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Public Accounting Firm” which will be included in our definitive Proxy Statement.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statement Schedules.
The following financial statements are included herein:

(b) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed Herewith
3.1	Restated Certificate of Incorporation.	S-1/A	1/21/20	3.2
3.2	Restated Bylaws.	S-1/A	1/21/20	3.4
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.6
10.7#	Offer Letter, dated January 9, 2020, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.7
10.8#	Offer Letter, dated January 9, 2020, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.8
10.9#	Offer Letter, dated January 9, 2020, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.9
10.10#	Offer Letter, dated January 9, 2020, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.10
10.11#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.12†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.13†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.14†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.15#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.16	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.17#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17
10.18#	Severance & Change in Control Agreement, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.18
10.19#	Severance & Change in Control Agreement, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.19
10.20#	Severance & Change in Control Agreement, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.20

10.21#	Severance & Change in Control Agreement, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.21
10.22#	Severance & Change in Control Agreement, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.22
10.23#	Offer Letter, dated December 18, 2020, by and between the Registrant and Matthew R. Moore.				X
10.24#	Severance & Change in Control Agreement, by and between the Registrant and Matthew R. Moore.				X
10.25†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).				X
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Arcutis Biotherapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Los Angeles, California
February 16, 2021

ARCUTIS BIOTHERAPEUTICS, INC.
Balance Sheets
(In thousands, except share and par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$65,082	$63,336
Restricted cash	1,542	—
Marketable securities	219,359	37,929
Prepaid expenses and other current assets	6,843	5,209
Total current assets	292,826	106,474
Property and equipment, net	2,016	227
Operating lease right-of-use asset	3,349	264
Other assets	78	47
Total assets	$298,269	$107,012
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,140	$1,405
Accrued liabilities	15,462	3,654
Operating lease liability	—	178
Total current liabilities	22,602	5,237
Operating lease liability, noncurrent	4,964	129
Other long-term liabilities	82	184
Total liabilities	27,648	5,550
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; no shares and 48,787,898 shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares and 24,385,388 shares issued and outstanding at December 31, 2020, and December 31, 2019, respectively; aggregate liquidation preference of $166,300 at December 31, 2019	—	166,491
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding at December 31, 2020 and December 31, 2019;	—	—
Common stock, $0.0001 par value; 300,000,000 and 65,820,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 43,677,817 and 2,879,763 shares issued at December 31, 2020 and December 31, 2019, respectively; 43,338,438 and 2,120,853 shares outstanding at December 31, 2020 and December 31, 2019, respectively	4	—
Additional paid-in capital	472,569	1,244
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(201,950)	(66,272)
Total stockholders’ equity (deficit)	270,621	(65,029)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$298,269	$107,012

The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$115,308	$36,522	$17,940
General and administrative	21,337	6,610	1,795
Total operating expenses	136,645	43,132	19,735
Loss from operations	(136,645)	(43,132)	(19,735)
Other income, net	967	1,136	480
Net loss	$(135,678)	$(41,996)	$(19,255)
Other comprehensive loss:
Unrealized loss on marketable securities	(1)	(1)	—
Comprehensive loss	$(135,679)	$(41,997)	$(19,255)
Per share information:
Net loss per share, basic and diluted	$(3.80)	$(22.78)	$(15.53)
Weighted-average shares used in computing net loss per share, basic and diluted	35,668,152	1,843,213	1,239,689

The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2017	3,740,791	$7,154	922,622	$—	$28	$—	$(5,021)	$(4,993)
Issuance of Series A convertible preferred stock, net of issuance costs of $21 and value of convertible preferred stock liability of $891	3,156,784	7,186	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $88	8,880,462	54,912	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with license agreement	484,388	3,000	—	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	114,225	—	43	—	—	43
Vesting of founder shares subject to repurchase	—	—	360,560	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	160,493	—	67	—	—	67
Stock-based compensation expense	—	—	—	—	151	—	—	151
Net Loss	—	—	—	—	—	—	(19,255)	(19,255)
Balance—December 31, 2018	16,262,425	$72,252	1,557,900	$—	$289	$—	$(24,276)	$(23,987)
Issuance of Series C convertible preferred stock, net of issuance costs of $262	8,122,963	94,239	—	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	15,885	—	9	—	—	9
Issuance of restricted stock units	—	—	13,245	—	8	—	—	8
Vesting of founder shares subject to repurchase	—	—	275,726	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	258,097	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	824	—	—	824
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net Loss	—	—	—	—	—	—	(41,996)	(41,996)
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock for initial public offering, net of issuance costs of $16,040	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of shares of common stock for public offering, net of issuance costs of $6,640	—	—	4,000,000	—	93,360	—	—	93,360
Issuance of shares of common stock for private placement	—	—	1,400,000	—	35,000	—	—	35,000
Issuance of common stock upon the exercise of stock options	—	—	140,226	—	430	—	—	430
Vesting of founder shares subject to repurchase	—	—	137,863	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	338,670	1	246	—	—	247
Shares issued pursuant to the employee stock purchase plan	—	—	34,188	—	617	—	—	617
Stock-based compensation expense	—	—	—	—	7,943	—	—	7,943
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net Loss	—	—	—	—	—	—	(135,678)	(135,678)
Balance—December 31, 2020	—	$—	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,678)	$(41,996)	$(19,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	68	—
Non-cash lease expense	333	127	—
Net amortization/accretion on marketable securities	72	(354)	(14)
Stock-based compensation	7,943	824	151
Loss on disposal of property and equipment	42	—	—
Issuance of convertible preferred stock in connection with license agreement	—	—	3,000
Change in fair value of convertible preferred stock liability	—	—	(75)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,412)	(3,304)	243
Other assets	—	(47)	—
Accounts payable	5,674	(458)	1,264
Accrued liabilities	11,877	2,388	601
Operating lease liabilities	(6)	(84)	—
Net cash used in operating activities	(113,033)	(42,836)	(14,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(279,103)	(60,830)	(11,532)
Proceeds from maturities of marketable securities	97,600	34,800	—
Purchases of property and equipment	(321)	(295)	—
Net cash used in investing activities	(181,824)	(26,325)	(11,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	526	265	386
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	94,239	61,207
Proceeds from initial public offering, net of issuance costs	168,642	—	—
Proceeds from issuance of common stock, net of issuance costs	128,360	—	—
Proceeds from issuance of common stock for ESPP purchase	617	—	—
Payment of financing costs	—	(1,401)	—
Net cash provided by financing activities	298,145	93,103	61,593
Net increase in cash, cash equivalents and restricted cash	3,288	23,942	35,976
Cash, cash equivalents and restricted cash at beginning of period	63,336	39,394	3,418
Cash, cash equivalents and restricted cash at end of period	$66,624	$63,336	$39,394
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of preferred stock to common stock and APIC	$166,491	$—	$—
Reclassification of convertible preferred stock liability to Series A convertible preferred stock	$—	$—	$891
Right-of-use asset obtained in exchange for lease liability	$3,617	$391	$—
Reduction in right-of-use asset upon reassessment of lease term	$123	$—	$—
Deferred financing costs included in accounts payable and accrued liabilities	$—	$346	$—
The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company’s current portfolio is comprised of highly differentiated topical treatments with significant promise to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology while maximizing its probability of technical success.
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
Initial Public Offering and Follow-On Financings
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
On February 5, 2021, the Company completed a public offering of 6,325,000 shares of stock at an offering price of $35.00 per share, including 825,000 shares sold pursuant to the underwriters full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company were approximately $207.4 million, after deducting underwriting discounts, commissions and estimated offering expenses. See Note 13.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $202.0 million and $66.3 million as of December 31, 2020 and 2019, respectively. The Company had cash, cash equivalents, restricted cash and marketable securities of $286.0 million and $101.3 million as of December 31, 2020 and 2019, respectively. In addition, on February 5, 2021, the Company received $180.3 million in net proceeds from an equity offering. See Note 13. Prior to selling common stock in its IPO and follow-on financings, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of February 16, 2021, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
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
Restricted Cash
As of December 31, 2020, the Company held $1.5 million of restricted cash as collateral for a letter of credit related to our amended office space lease. As of December 31, 2019, the Company did not hold any restricted cash. See Note 7.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. As of December 31, 2020, there were net unrealized losses on marketable securities of $2,000, and as of December 31, 2019, there were net unrealized losses on marketable securities of $1,000. Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive loss on the balance sheets. Realized gains or losses on investments for the year ended December 31, 2020 were not material. There were no realized gains or losses on investments for the year ended December 31, 2019. Interest on marketable securities is included in other income, net.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2020 and 2019.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Leases
The Company determines if an arrangement is or contains a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and is adjusted for lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The Company’s lease agreements includes lease and non-lease components and the Company has elected to not separate such components for all classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets.
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the years ended December 31, 2020, 2019 and 2018, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The Company has entered into and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense when paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU No. 2018-13, which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company early adopted this standard as of January 1, 2020, and it did not have a material impact on its financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13. This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations now include forward-looking information in the determination of their credit loss estimates. Many of the previous loss estimation techniques are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company early adopted this standard as of January 1, 2020, and it did not have a material impact on its financial statements. There was no impact on the Company's financial statements from credit losses for the year ended December 31, 2020.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), or ASU No. 2019-12, which amends the existing guidance relating to the accounting for income taxes. This standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods therein. Early adoption is permitted. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. The Company early adopted this guidance as of January 1, 2020, and it did not have a material impact on its financial statements.
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$65,082	$—	$—	$65,082
Commercial paper	—	45,518	—	45,518
U.S. Treasury securities	173,841	—	—	173,841
Total assets	$238,923	$45,518	$—	$284,441

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$43,558	$—	$—	$43,558
Commercial paper	—	44,689	—	44,689
U.S. Treasury securities	13,018	—	—	13,018
Total assets	$56,576	$44,689	$—	$101,265
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$65,082	$—	$—	$65,082
Total cash and cash equivalents	$65,082	$—	$—	$65,082
Marketable securities:
Commercial paper	$45,518	—	—	$45,518
U.S. Treasury securities	173,843	7	(9)	173,841
Total marketable securities	$219,361	$7	$(9)	$219,359
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Commercial paper	$11,780	$—	$—	$11,780
Money market funds(1)	43,558	—	—	43,558
U.S. Treasury securities	7,998	—	—	7,998
Total cash and cash equivalents	$63,336	$—	$—	$63,336
Marketable securities:
Commercial paper	$32,909	$—	$—	$32,909
U.S. Treasury securities	5,021	—	(1)	5,020
Total marketable securities	$37,930	$—	$(1)	$37,929
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the year ended December 31, 2020 were not material. There were no realized gains or losses on investments for the year ended December 31, 2019. As of December 31, 2020 and 2019, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of December 31, 2020 and 2019, all securities have a maturity of one year or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid clinical trial costs	$4,865	$2,998
Tax credits	510	145
Prepaid insurance	249	62
Deferred financing costs	—	1,747
Other prepaid expenses and current assets	1,219	257
Total prepaid expenses and other current assets	$6,843	$5,209
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Clinical trial accruals	$9,754	$1,497
Accrued compensation	4,434	1,379
Early exercise liability, current	176	225
Accrued expenses and other current liabilities	1,098	553
Total accrued liabilities	$15,462	$3,654

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

		December 31,
	Useful life (in years)	2020	2019
Computer hardware	3	$286	$80
Furniture and fixtures	5	230	60
Construction in process		298	—
Leasehold improvements		1,280	155
Property and equipment, gross		2,094	295
Less accumulated depreciation		(78)	(68)
Property and equipment, net		$2,016	$227
Leasehold improvements are depreciated over the term of the lease. Depreciation expense was $122,000 and $68,000 for the years ended December 31, 2020 and 2019, respectively. There was no depreciation expense for the year ended December 31, 2018.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
There were no payments made or due in connection with AZ-Licensed Products for the year ended December 31, 2020. For the year ended December 31, 2019, the Company recorded research and development expense of $2.0 million related to the milestone payment made upon the completion of a Phase 2B study of ARQ-151 in plaque psoriasis for the achievement of positive Phase 2 data for an AZ-Licensed Product For the year ended December 31, 2018, the Company recorded research and development expense of $4.0 million related to the upfront fee payment and the issuance of Series B convertible preferred stock.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui), whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop and commercialize products containing the compound designated by Hengrui as SHR0302, a Janus kinase type 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, Canada and the European Union (including for clarity the United Kingdom). The Company made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement, which was recorded as research and development expense. In December 2019, the Company exercised its exclusive option under the agreement, for which it made a $1.5 million cash payment, which was recorded in research and development expense, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.
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
There were no payments made or due in connection with Hengrui for the year ended December 31, 2020.
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
Contemporaneously with the execution of the Hawkeye Agreement, the Company entered into a stock purchase agreement, purchasing 995,000 shares of Hawkeye’s common stock at $0.0001 per share, representing 19.9% of the outstanding common stock of Hawkeye. In the event that Hawkeye issues shares of Series A preferred stock with proceeds over $5.0 million, Hawkeye is required to issue to the Company a number of fully-paid fully-vested shares of common stock determined by dividing (i) $2,000,000 by (ii) an amount equal to the cash price per share for Series A preferred stock. Other than the potential issuance of this common stock, there are no upfront payments, milestones or royalties pursuant to the Hawkeye Agreement. The Company determined that Hawkeye is a VIE for which consolidation is not required as it is not the primary beneficiary.
7. Commitments and Contingencies
Operating Lease
The Company leases a facility in Westlake Village, California under an operating lease that commenced in February 2019. This lease was amended in April 2020 in order to relocate to a new expanded space comprising 22,643 square feet. At the time of the amendment, the Company reassessed the lease term of the original space in accordance with the option to terminate if leasing additional space in the same property. In connection with the reduction of the lease term for the original space, the Company reduced the ROU asset and lease liability balance by $123,000.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The Company recognized the ROU asset and lease liability for the new space on May 1, 2020, which was determined to be the lease commencement date, or the date on which the new space was made available to the Company for purposes of planning and constructing the leasehold improvements. The lease payment term for the new space began on December 30, 2020, which was 15 days after the leasehold improvements were substantially complete. The lease payments terminate 91 months thereafter, with a renewal option for a term of five years. The Company will have a one-time option to cancel the lease after month 67. The renewal and one-time cancellation options have not been considered in the determination of the ROU asset or lease liability, as the Company did not consider it reasonably certain it would exercise these options.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month, and includes rent free periods aggregating approximately one year. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The amended lease agreement provided for a leasehold improvement allowance up to $1.25 million. It also required the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, the Company entered into a letter of credit for $1.5 million, which it secured with a restricted cash account in the same amount. The restricted cash will be reduced by $308,000 on the first, second, third, and fourth anniversary and by $45,000 on the fifth anniversary from when the lease payment term began on December 30, 2020, with no further reductions thereafter.
In association with commencement of this new lease, the Company recorded lease liabilities and off-setting ROU assets of $3.6 million on its balance sheet as of June 30, 2020. Since the Company was reasonably certain to incur costs equal to or exceeding the leasehold improvement allowance of $1.25 million, the allowance was treated as a lease incentive that was payable to the Company at the lease commencement date. Accordingly, the leasehold improvement allowance was included in the measurement of the consideration in the contract at commencement, and was recognized as a reduction in the ROU asset and lease liability. Upon completion in December 2020, the leasehold improvements were reclassified from the lease liability to property and equipment and will be depreciated over the term of the lease.
The minimum annual rental payments of the Company’s operating lease liability as of December 31, 2020 are as follows (in thousands):

Amounts
2021	$114
2022	781
2023	965
2024	995
2025	1,024
Thereafter	2,794
Total minimum lease payments	$6,673
Less: Amounts representing interest	(1,709)
Present value of lease payments	$4,964
Operating lease liability, noncurrent	4,964
Total operating lease liability	$4,964
Straight-line rent expense recognized for operating leases was $602,000 and $151,000 for the years ended December 31, 2020 and 2019, respectively. Rent expense for the year ended December 31, 2018 was not material. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the year ended December 31, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The following information represents supplemental disclosure for the statement of cash flows related to the Company’s operating lease (in thousands):

December 31, 2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$192

The following summarizes additional information related to the operating lease:

December 31, 2020
Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	7.0%
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by California corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes any potential loss exposure under these indemnification agreements in excess of applicable insurance coverage is minimal.
8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

In April 2017 and March 2018, the Company issued 3,590,845 and 3,156,784 shares, respectively, of Series A convertible preferred stock at a purchase price of $2.00 per share for net proceeds of $13.4 million. Additionally, in April 2017, the Company issued 149,946 shares of Series A convertible preferred stock as a result of the conversion of convertible promissory notes.
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2020, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2020	2019
Convertible preferred stock outstanding	—	24,385,388
Options issued and outstanding	3,655,945	2,516,470
Common stock awards available for grant under employee benefit plans	2,501,329	1,550,150
Restricted stock units outstanding	162,930	—
Total common stock reserved	6,320,204	28,452,008
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of December 31, 2020 and 2019.
9. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan, (2017 Plan), and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited, lapsed or unexercised, and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1, 2021 and each subsequent anniversary through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as-converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2021, the plan reserve increased by 1,747,112 shares. As of December 31, 2020, the Company had 2,184,517 shares available for future grant under the 2020 Plan.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	472,991	$0.36	9.40	$360
Granted	836,992	0.64
Exercised	(918,885)	0.42
Balance—December 31, 2018	391,098	0.82	9.56	334
Granted	2,421,221	3.59
Exercised	(250,865)	1.02
Forfeited	(31,863)	0.58
Expired	(13,121)	0.58
Balance—December 31, 2019	2,516,470	3.47	9.44	7,673
Granted	1,368,825	26.83
Exercised	(197,228)	2.67
Forfeited	(32,122)	22.82
Balance—December 31, 2020	3,655,945	12.09	8.78	59,274
Exercisable—12/31/2020(1)	2,034,061	7.33	8.54	42,314
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2020. As of December 31, 2019, prior to the Company's IPO, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the year ended December 31, 2020 was $3.6 million.
The total grant-date fair value of the options vested during the year ended December 31, 2020 was $2.8 million. The weighted-average grant-date fair value of employee options granted during the year ended December 31, 2020 was $18.16.
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2019	—	—
Granted	163,560	$27.26
Vested	—	—
Forfeited	(630)	27.61
Unvested Balance—December 31, 2020	162,930	27.26
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Stock-Based Compensation Expense
Stock-based compensation expense included in the statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$3,503	$351	$44
General and administrative	4,440	473	107
Total stock-based compensation expense	$7,943	$824	$151
As of December 31, 2020, there was $23.2 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2020, there was $3.6 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.6 years.
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
Notes to Financial Statements

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.5 – 6.8	5.1 – 6.6	5.9 – 6.1
Expected volatility	78.4 – 80.8%	68.6 – 72.5%	68.2 –72.4%
Risk-free interest rate	0.3 – 1.4%	1.6 – 2.6%	2.7 – 2.9%
Dividend yield	—%	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $258,000 and $409,000 as a liability from the early exercise in the accompanying balance sheets as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, there were $176,000 and $225,000 recorded in accrued liabilities, respectively, and $82,000 and $184,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
Founder Awards
In August 2016, the Company issued 1,187,738 shares of restricted common stock to founders of which 1,102,903 shares vest under a service condition and 84,835 shares vest under a performance condition. The shares were issued under the terms of the respective restricted stock purchase agreements, or the Stock Purchase Agreement, and unvested shares were subject to repurchase by the Company at the original purchase price per share upon the holder’s termination of his relationship with the Company. The restricted shares were not considered outstanding for accounting purposes until they vested and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. One-fourth of the 1,102,903 shares of restricted common stock were vested on the first-anniversary date and the remaining 827,177 shares will vest on a monthly basis thereafter. In July 2018, performance conditions prescribed by the Stock Purchase Agreement were met and 84,835 shares of the restricted common stock were fully vested. As of December 31, 2019, 1,049,875 shares subject to the award had vested, and an additional 137,863 shares vested during the year ended December 31, 2020. As of December 31, 2020, all shares of restricted stock subject to the award had been vested.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2021, the ESPP reserve increased by 436,778 shares.
The Company commenced an offering period on January 31, 2020, which ended on May 31, 2020, and resulted in 19,862 shares of stock being issued under the ESPP. The Company also commenced an offering period on June 1, 2020, which ended on November 30, 2020, and resulted in 14,326 shares of stock being issued under the ESPP. In addition, the Company commenced an offering period on December 1, 2020, which will end on May 31, 2021. Stock-based compensation expense related to the ESPP was $346,000 for the year ended December 31, 2020.
10. Income Taxes
No provision for income taxes was recorded for the years ended December 31, 2020, 2019 and 2018. The Company has incurred NOLs only in the United States since its inception. The Company has not reflected any benefit of such NOL carryforwards in the financial statements.
Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax provision at U.S. statutory rate	$(28,493)	$(8,819)	$(4,043)
State income taxes, net of federal benefit	(9,213)	(2,786)	(1,224)
Research and development tax and other credits	(2,413)	(655)	(265)
Change in valuation allowance	30,708	9,598	4,418
Uncertain tax positions	8,801	2,604	911
Permanent differences	616	58	219
Fair value adjustment	—	—	(16)
Other	(6)	—	—
Provision for income tax	$—	$—	$—

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Significant components of the Company’s deferred income taxes were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$38,196	$11,457
Intangibles	1,777	1,937
Research and development tax credits	3,370	1,092
Accruals and reserves	1,041	355
Right-of-use liability	1,274	79
Stock-based compensation	1,122	62
Property and equipment	—	2
Gross deferred tax assets	$46,780	$14,984

Deferred tax liabilities:
Property and equipment	$(299)	$—
Right-of-use asset	(859)	(68)
Gross deferred tax liabilities	$(1,158)	$(68)

Net deferred tax assets	$45,622	$14,916
Less valuation allowance	(45,622)	(14,916)
Total deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $30.7 million and $9.6 million during the years ended December 31, 2020 and 2019, respectively.
The Company has NOL carryforwards for federal, California and other state income tax purposes of approximately $180.7 million, $180.8 million and $3.2 million, respectively, as of December 31, 2020. Of the federal NOLs, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Cuts and Jobs Act of 2017, the remaining $177.2 million of NOLs generated after December 31, 2017 will be carried forward indefinitely.
On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing US businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income, or can be carryforward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter. As of the date the financial statements were available to be issued, the state NOL carryforwards, if not utilized, will expire beginning in 2030.
As of December 31, 2020, the Company also had federal and California research and development tax credit carryforwards of $6.4 million and $1.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2036. The California research and development tax credit carryforwards are available indefinitely.
Federal and California tax laws impose significant restrictions on the utilization of NOL carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 and 383. The Company has not completed a formal study to determine the limitations on their tax attributes due to change in ownership and may have limitations on the utilization of NOL carryforwards, credit carryforwards, or other tax attributes due to ownership changes.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Uncertain Tax Benefits
No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.
The following table summarizes the activity related to the unrecognized benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$6,448	$2,241	$441
Increases related to tax positions taken during a prior year	5	4	—
Increases related to tax positions taken during the current year	13,821	4,203	1,800
Ending balance	$20,274	$6,448	$2,241
The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.
Income tax returns are filed in the U.S. and California. The Company is not currently under audit by the Internal Revenue Service or similar state or local authorities. The years 2016 and forward remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Due to NOL carryforwards, all years effectively remain open to income tax examination by the domestic taxing jurisdictions in which the Company files tax returns.
Included in unrecognized tax benefits of $20.3 million at December 31, 2020 was $16.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2016 and forward are subject to examination by the U.S. tax authorities and our tax years for 2016 and forward are subject to examination by the California tax authorities due to carryforward of unutilized NOLs and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2020, 2019 and 2018, we have not recognized any interest or penalties related to income taxes.
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2020	2019	2018
Convertible preferred stock on an as-converted basis	—	24,385,388	16,262,425
Stock options to purchase common stock	3,655,945	2,516,470	391,098
Early exercised options subject to future vesting	339,385	621,053	644,166
RSU's subject to future vesting	162,930	—	—
ESPP shares subject to future issuance	3,733	—	—
Restricted stock subject to future vesting	—	137,863	413,589
Total	4,161,993	27,660,774	17,711,278

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

12. Selected Quarterly Financial Data (Unaudited)
The following table contains unaudited financial information on a quarterly basis for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2020
Total operating expenses	$28,651	$35,627	$38,303	$34,064
Other income, net	638	215	99	15
Net loss	(28,013)	(35,412)	(38,204)	(34,049)
Net loss per share, basic and diluted	$(1.15)	$(0.94)	$(1.01)	$(0.79)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2019
Total operating expenses	$6,952	$8,538	$14,648	$12,994
Other income, net	294	248	168	426
Net loss	(6,658)	(8,290)	(14,480)	(12,568)
Net loss per share, basic and diluted	$(4.08)	$(4.69)	$(7.56)	$(6.13)

13. Subsequent Event
On February 5, 2021, the Company completed a public offering of 6,325,000 shares of common stock at an offering price of $35.00 per share, which included 825,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, receiving approximately $207.4 million in aggregate net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	February 16, 2021	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 16, 2021	By:	/s/ John W. Smither
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

Signature	Title	Date
/s/ Todd Franklin Watanabe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2021
Todd Franklin Watanabe

/s/ John W. Smither	Chief Financial Officer (Principal Accounting and Financial Officer)	February 16, 2021
John W. Smither

/s/ Patrick J. Heron	Director, Chairman	February 16, 2021
Patrick J. Heron

/s/ Bhaskar Chaudhuri	Director	February 16, 2021
Bhaskar Chaudhuri, Ph.D.

/s/ Terrie Curran	Director	February 16, 2021
Terrie Curran

/s/ Hallie E. Gilbert	Director	February 16, 2021
Hallie E. Gilbert

/s/ Jonathan T. Silverstein	Director	February 16, 2021
Jonathan T. Silverstein, J.D.

/s/ Ricky Sun	Director	February 16, 2021
Ricky Sun, Ph.D.

/s/ Joseph Turner	Director	February 16, 2021
Joseph Turner

/s/ Howard G. Welgus	Director	February 16, 2021
Howard G. Welgus, M.D.