Form 10-Q
period 2021-03-31
Arcutis Biotherapeutics, Inc.
filed 2021-05-06
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2021 was 50,205,046.

1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,690	$65,082
Restricted cash	1,542	1,542
Marketable securities	156,237	219,359
Prepaid expenses and other current assets	19,506	6,843
Total current assets	465,975	292,826
Property, plant, and equipment, net	2,094	2,016
Operating lease right-of-use asset	3,269	3,349
Other assets	78	78
Total assets	$471,416	$298,269
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,146	$7,140
Accrued liabilities	12,168	15,462
Total current liabilities	15,314	22,602
Operating lease liability, noncurrent	5,050	4,964
Other long-term liabilities	58	82
Total liabilities	20,422	27,648
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 50,146,461 and 43,677,817 shares issued at March 31, 2021 and December 31, 2020, respectively; 49,887,007 and 43,338,438 shares outstanding at March 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	688,939	472,569
Accumulated other comprehensive income (loss)	42	(2)
Accumulated deficit	(237,992)	(201,950)
Total stockholders’ equity	450,994	270,621
Total liabilities, convertible preferred stock and stockholders’ equity	$471,416	$298,269
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$21,631	$25,182
General and administrative	14,454	3,469
Total operating expenses	36,085	28,651
Loss from operations	(36,085)	(28,651)
Other income, net	43	638
Net loss	$(36,042)	$(28,013)
Other comprehensive income (loss):
Unrealized gains on marketable securities	44	20
Comprehensive loss	$(35,998)	$(27,993)
Per share information:
Net loss per share, basic and diluted	$(0.76)	$(1.15)
Weighted-average shares used in computing net loss per share, basic and diluted	47,280,769	24,256,402
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock for initial public offering, net of issuance costs of $16,040	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of shares of common stock upon the exercise of stock options	—	—	51,147	—	152	—	—	152
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	64,428	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	990	—	—	990
Unrealized gain on marketable securities	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(28,013)	(28,013)
Balance—March 31, 2020	—	—	37,471,997	$3	$336,145	$19	$(94,285)	$241,882

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
Issuance of shares of common stock for public offering, net of issuance costs of $603	—	—	6,325,000	1	207,489	—	—	207,490
Issuance of shares of common stock upon the exercise of stock options	—	—	111,282	—	325	—	—	325
Issuance of restricted stock units	—	—	32,362	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	79,925	—	53	—	—	53
Stock-based compensation expense	—	—	—	—	8,503	—	—	8,503
Unrealized gain on marketable securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(36,042)	(36,042)
Balance—March 31, 2021	—	$—	49,887,007	$5	$688,939	$42	$(237,992)	$450,994
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,042)	$(28,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98	27
Non-cash lease expense	80	38
Net amortization/accretion on marketable securities	616	(192)
Stock-based compensation expense	8,503	990
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,663)	(1,097)
Accounts payable	(3,880)	3,412
Accrued liabilities	(3,001)	3,868
Operating lease liabilities	86	(43)
Net cash used in operating activities	(46,203)	(21,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(35,285)
Proceeds from maturities of marketable securities	62,550	15,000
Purchases of property and equipment	(554)	(41)
Net cash provided by (used in) investing activities	61,996	(20,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	325	247
Proceeds from initial public offering, net of issuance costs	—	168,646
Proceeds from issuance of common stock, net of issuance costs	207,490	—
Net cash provided by financing activities	207,815	168,893
Net increase in cash, cash equivalents, and restricted cash	223,608	127,557
Cash, cash equivalents, and restricted cash at beginning of period	66,624	63,336
Cash, cash equivalents, and restricted cash at end of period	$290,232	$190,893
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Deferred financing costs included in accounts payable and accrued liabilities	$—	$4
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
On February 5, 2021, the Company completed a public offering of 6,325,000 shares of stock at an offering price of $35.00 per share, including 825,000 shares sold pursuant to the underwriters full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company were approximately $207.5 million, after deducting underwriting discounts, commissions, and offering related transaction costs.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $238.0 million and $202.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company had cash, cash equivalents, restricted cash, and marketable securities of $446.5 million and $286.0 million as of March 31, 2021 and December 31, 2020, respectively. Prior to selling common stock in its IPO and follow-on financings, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of May 6, 2021, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
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
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of March 31, 2021, the interim condensed statements of operations and comprehensive loss, and the condensed changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2021, and 2020 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month periods are also unaudited. The condensed results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and U.S. Treasury securities.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Restricted Cash
As of March 31, 2021 and December 31, 2020, the Company held $1.5 million of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.
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
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss). Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. As of March 31, 2021, there were net unrealized gains on marketable securities of $42,000, and as of December 31, 2020, there were net unrealized losses on marketable securities of $2,000. Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) on the balance sheets. Realized gains or losses on investments for the three months ended March 31, 2021 were not material. There were no realized gains or losses on investments for the three months ended March 31, 2020. Interest on marketable securities is included in other income, net.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the balance sheets.
Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 3, include cash equivalents, accounts payable, and accrued liabilities. The carrying amount of cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three months ended March 31, 2021 and 2020.
Leases
The Company determines if an arrangement is or contains a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and is adjusted for lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The Company’s lease agreements includes lease and non-lease components and the Company has elected to not separate such components for all classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets.
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three months ended March 31, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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
The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense when paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
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
The United States Congress enacted the American Rescue Plan Act on March 10, 2021, Families First Coronavirus Response Act (FFCR Act) on March 18, 2020 and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The American Rescue Plan Act is a follow-up to the CARES Act, which continue the emergency economic stimulus package and includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The American Rescue Plan Act, FFCR Act and CARES Act include numerous tax-related provisions including modifications to the limitations on business interest expense and net operating losses (NOLs), certain refundable employee retention credits, as well as a payment delay of employer payroll taxes in 2020 after the date of enactment. On June 29, 2020, the California State Assembly Bill 85 (Trailer Bill) was enacted which suspends the use of California NOL deductions and certain tax credits, including research and development credits, for the 2020, 2021, and 2022 tax years. The Company does not expect the American Rescue Plan Act FFCR Act, CARES Act or Trailer Bill to have a material impact on the Company’s financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's condensed financial statements.
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$288,690	$—	$—	$288,690
Commercial paper	—	10,990	—	10,990
U.S. Treasury securities	145,247	—	—	145,247
Total assets	$433,937	$10,990	$—	$444,927

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$65,082	$—	$—	$65,082
Commercial paper	—	45,518	—	45,518
U.S. Treasury securities	173,841	—	—	173,841
Total assets	$238,923	$45,518	$—	$284,441
______________
(1)This balance includes cash requirements settled on a nightly basis.
Commercial paper, money market funds, and U.S. Treasury securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$288,690	$—	$—	$288,690
Total cash and cash equivalents	$288,690	$—	$—	$288,690
Marketable securities:
Commercial paper	10,990	—	—	10,990
U.S. Treasury securities	145,205	42	—	145,247
Total marketable securities	$156,195	$42	$—	$156,237
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$65,082	$—	$—	$65,082
Total cash and cash equivalents	$65,082	$—	$—	$65,082
Marketable securities:
Commercial paper	$45,518	$—	$—	$45,518
U.S. Treasury securities	173,843	7	(9)	173,841
Total marketable securities	$219,361	$7	$(9)	$219,359
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three months ended March 31, 2021 and 2020 were not material. As of December 31, 2020, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. There were no unrealized losses on marketable securities as of March 31, 2021. As of March 31, 2021 and December 31, 2020, all securities have a maturity of one year or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid clinical trial costs	$14,105	$4,865
Prepaid insurance	2,675	249
Tax credits	577	510
Other prepaid expenses and current assets	2,149	1,219
Total prepaid expenses and other current assets	$19,506	$6,843
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Clinical trial accruals	$7,519	$9,754
Accrued compensation	1,713	4,434
Early exercise liability, current	148	176
Accrued expenses and other current liabilities	2,788	1,098
Total accrued liabilities	$12,168	$15,462

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	Useful life (in years)	March 31, 2021	December 31, 2020
Computer hardware	3	$384	$286
Furniture and fixtures	5	248	230
Software	3	70	—
Construction in process		—	298
Leasehold improvements		1,568	1,280
Property and equipment, gross		2,270	2,094
Less accumulated depreciation		(176)	(78)
Property and equipment, net		$2,094	$2,016
Leasehold improvements are depreciated over the term of the lease. Depreciation expense was $98,000 and $27,000 for the three months ended March 31, 2021 and 2020, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
6. License Agreements
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca AB (AstraZeneca), granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic and therapeutic uses for human dermatological indications, or the Dermatology Field. Under this agreement, the Company has sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at its expense, and it shall use commercially reasonable efforts to develop, obtain, and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
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
There were no payments made or due in connection with AZ-Licensed Products for the three months ended March 31, 2021 and 2020.
Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui), whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop, and commercialize products containing the compound designated by Hengrui as SHR0302, a Janus kinase type 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, Canada, and the European Union (including for clarity the United Kingdom). The Company made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement, which was recorded as research and development expense. In December 2019, the Company exercised its exclusive option under the agreement, for which it made a $1.5 million cash payment, which was recorded in research and development expense, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
There were no payments made or due in connection with Hengrui for the three months ended March 31, 2021 and 2020.
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
Contemporaneously with the execution of the Hawkeye Agreement, the Company entered into a stock purchase agreement, purchasing 995,000 shares of Hawkeye’s common stock at $0.0001 per share, representing 19.9% of the outstanding common stock of Hawkeye. In the event that Hawkeye issues shares of Series A preferred stock with proceeds over $5.0 million, Hawkeye is required to issue to the Company a number of fully-paid fully-vested shares of common stock determined by dividing (i) $2,000,000 by (ii) an amount equal to the cash price per share for Series A preferred stock. Other than the potential issuance of this common stock, there are no upfront payments, milestones, or royalties pursuant to the Hawkeye Agreement. The Company determined that Hawkeye is a VIE for which consolidation is not required as it is not the primary beneficiary.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
In association with commencement of this new lease, the Company recorded lease liabilities and ROU assets of $3.6 million on its condensed balance sheet as of June 30, 2020. Since the Company was reasonably certain to incur costs equal to or exceeding the leasehold improvement allowance of $1.25 million, the allowance was treated as a lease incentive that was payable to the Company at the lease commencement date. Accordingly, the leasehold improvement allowance was included in the measurement of the consideration in the contract at commencement, and was recognized as a reduction in the ROU asset and lease liability. Upon completion of the leasehold improvements in December 2020, the $1.25 million allowance was reclassified from the lease liability to property and equipment on the condensed balance sheet as of December 31, 2020. The Company capitalized $320,000 of additional leasehold improvements, in excess of the $1.25 million allowance, which were also reflected in property and equipment as of December 31, 2020. All leasehold improvements will be depreciated over the remaining term of the lease.
The minimum annual rental payments of the Company’s operating lease liability as of March 31, 2021 are as follows (in thousands):

Amounts
2021 (April through December)	$114
2022	781
2023	965
2024	995
2025	1,024
Thereafter	2,794
Total minimum lease payments	$6,673
Less: Amounts representing interest	(1,623)
Present value of future minimum lease payments	$5,050
Operating lease liability, noncurrent	5,050
Total operating lease liability	$5,050
Straight-line rent expense recognized for operating leases was $175,000 and $43,000 for the three months ended March 31, 2021 and 2020, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three months ended March 31, 2021 and 2020.

The following information represents supplemental disclosure for the statement of cash flows related to the Company’s operating lease (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$—	$47

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following summarizes additional information related to the operating lease:

March 31, 2021
Weighted-average remaining lease term (in years)	7.3
Weighted-average discount rate	7.0%
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the provisions of the Company’s Bylaws and the Delaware General Corporation Law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes any potential loss exposure under these indemnification agreements in excess of applicable insurance coverage is minimal.
8. Convertible Preferred Stock and Stockholders’ Equity
Convertible Preferred Stock
In connection with the Company's IPO in February 2020, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of March 31, 2021, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	March 31, 2021	December 31, 2020
Options issued and outstanding	4,540,255	3,655,945
Common stock awards available for grant under employee benefit plans	3,509,044	2,501,329
Restricted stock units outstanding	310,068	162,930
Total common stock reserved	8,359,367	6,320,204
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of March 31, 2021 and December 31, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
9. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2021, the plan reserve increased by 1,747,112 shares. As of March 31, 2021, the Company had 2,755,454 shares available for future grant under the 2020 Plan.
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
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	3,655,945	$12.09	8.78	$59,274
Granted	1,024,400	$31.51
Exercised	(112,365)	$2.96
Forfeited	(27,725)	$28.65
Balance—March 31, 2021	4,540,255	$16.60	8.63	$59,383
Exercisable—March 31, 2021(1)	2,099,037	$8.57	7.87	$42,849
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2021. As of December 31, 2020, prior to the Company's IPO, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the three months ended March 31, 2021 was $3.3 million.
The total grant-date fair value of the options vested during the three months ended March 31, 2021 was $4.9 million. The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2021 was $21.74.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2020	162,930	$27.26
Granted	181,900	$32.00
Vested	(32,362)	$27.61
Forfeited	(2,400)	$32.44
Unvested Balance—March 31, 2021	310,068	$29.96
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,520	$416
General and administrative	6,983	574
Total stock-based compensation expense	$8,503	$990
As of March 31, 2021, there was $41.2 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.5 years. As of March 31, 2021, there was $8.5 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.7 years.
In March 2021, in connection with the retirement of the former Chief Financial Officer, the Company modified the terms of this individual’s historical stock awards. As a result of the modifications, the Company recognized approximately $5.3 million of incremental stock compensation expense during the period, which is included in general and administrative expenses.
In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock—For options granted prior to IPO in the year ended December 31, 2019, given the absence of a public trading market, the Company’s board of directors with input from management considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions; and (viii) the lack of marketability of the Company’s common stock. For options granted after IPO, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company used the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term.
Expected Volatility—The Company does not yet have sufficient trading history for its common stock to solely use its own historical volatility. Therefore, the expected volatility was estimated based on a combination of its own historical common stock volatility as well as the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Expected term (in years)	5.8 – 6.1	5.5 – 6.8
Expected volatility	84.5 – 85.2%	78.4 – 80.8%
Risk-free interest rate	0.6 – 1.0%	0.3 – 1.4%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $206,000 and $258,000 as a liability from the early exercise in the accompanying balance sheets as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, there were $148,000 and $176,000 recorded in accrued liabilities, respectively, and $58,000 and $82,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Founder Awards
In August 2016, the Company issued 1,187,738 shares of restricted common stock to founders, of which 1,102,903 shares would vest under a service condition, and 84,835 shares would vest under a performance condition. The shares were issued under the terms of the respective restricted stock purchase agreements, or the Stock Purchase Agreement, and unvested shares were subject to repurchase by the Company at the original purchase price per share upon the holder’s termination of his relationship with the Company. The restricted shares were not considered outstanding for accounting purposes until they vested and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. One-fourth of the 1,102,903 shares of restricted common stock were vested on the first-anniversary date and the remaining 827,177 shares vested on a monthly basis thereafter. All shares of restricted stock subject to the award were vested as of June 30, 2020.
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
The Company commenced an offering period on January 31, 2020, which ended on May 31, 2020, and resulted in 19,862 shares of stock being issued under the ESPP. The Company also commenced an offering period on June 1, 2020, which ended on November 30, 2020, and resulted in 14,326 shares of stock being issued under the ESPP. In addition, the Company commenced an offering period on December 1, 2020, which will end on May 31, 2021. Stock-based compensation expense related to the ESPP was $117,000 and $66,000 for the three months ended March 31, 2021 and 2020, respectively.
10. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2021	2020
Stock options to purchase common stock	4,540,255	3,061,521
Early exercised options subject to future vesting	259,460	613,627
RSU's subject to future vesting	310,068	198,992
ESPP shares subject to future issuance	3,733	11,392
Total	5,113,516	3,885,532

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
11. Subsequent Event
On May 6, 2021, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through at-the-market (ATM) offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The ATM program has been registered under the Securities Act pursuant to the Company's shelf registration statement on Form S-3, as amended (Registration No. 333-252612), as supplemented by the Prospectus Supplement dated May 6, 2021 relating to the sale of shares of our common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which has been filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
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
Our lead product candidate, roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis. We are currently preparing a New Drug Application (NDA), with a submission to the U.S. Food and Drug Administration (FDA) expected in the second half of 2021. Roflumilast cream is a highly potent and selective phosphodiesterase type 4 (PDE4) inhibitor, an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis patients.
Additionally, we have completed a Phase 2 proof of concept study of roflumilast cream in atopic dermatitis, and recently initiated Phase 3 clinical trials, with topline data expected in the second half of 2022.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 studies in both seborrheic dermatitis and scalp psoriasis. In seborrheic dermatitis, we had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the second or third quarter of 2021, with topline data expected in the second or third quarter of 2022. In scalp psoriasis, we also had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the second half of 2021, with topline data expected in the second half of 2022.
We are developing ARQ-252, a potent and highly selective topical JAK1 inhibitor, for the treatment of chronic hand eczema and vitiligo. Our recently completed Phase 1/2b study of ARQ-252 for the treatment of chronic hand eczema did not meet its primary endpoint. Further analyses of the data are underway.
We also recently initiated a Phase 2 proof of concept study of ARQ-252 for the treatment of vitiligo, with topline results expected in the second half of 2023. Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata.

Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and have funded our operations primarily with the net proceeds from our IPO completed in January 2020 and with the net proceeds from our follow-on equity offerings in October 2020 and February 2021, respectively, as well as with $162.5 million in net cash proceeds from private placements of our convertible preferred stock prior to IPO. On February 4, 2020, we closed our IPO of 10,781,250 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,406,250 additional shares of common stock. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $167.2 million. In addition, on October 6, 2020, we closed our public offering of 4,000,000 shares of common stock and concurrent private placement of 1,400,000 shares of common stock, both at a price of $25.00 per share, receiving an aggregate of $128.4 million in net proceeds after deducting the underwriting discounts, commissions, and offering related transaction costs. Also, on February 5, 2021, we closed our public offering of 6,325,000 shares of common stock at a price of $35.00 per share, including 825,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, receiving an aggregate of $207.5 million in net proceeds, after deducting underwriting discounts, commissions, and offering related transaction costs. See Note 1 to the unaudited condensed financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $36.0 million and $28.0 million for the three months ended March 31, 2021, and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $238.0 million and cash, cash equivalents, restricted cash, and marketable securities of $446.5 million.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, we expect that our expenses will increase substantially as we continue preclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand, and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources and Requirements” below and Note 1 to the financial statements for additional information. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023.
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
COVID-19 Update
In March 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak. COVID-19 has placed strains on the providers of healthcare services, including the sites where we conduct our clinical trials. These strains have resulted in some clinical sites slowing or halting enrollment in clinical trials and restricting the on-site monitoring of clinical trials. We follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. We are monitoring the impact COVID-19 may have on the clinical development of our product candidates, including potential delays or modifications to ongoing and planned trials. Thus far, we have seen limited impact on our clinical trials, including some disruptions in screening, enrollment and monitoring; however at this time, we do not expect delays to previously disclosed clinical timelines, including those for roflumilast cream, roflumilast foam, and ARQ-252. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations.

There have been no disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and, given our drug inventories, we believe that we will be able to supply the drug needs of our ongoing clinical studies.
In alignment with public health guidance designed to slow the spread of COVID-19, we implemented a remote work plan for all employees as of mid-March 2020. We developed a return-to-work protocol, and as the pandemic conditions improved in the southern California region, we began a phased return to in-person work in the first quarter of 2021. We may need to undertake additional actions that could impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.
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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B Preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. See Note 6 to the unaudited condensed financial statements for additional information.

Hengrui Exclusive Option and License Agreement
In January 2018, we entered into the Hengrui License Agreement, with Hengrui, whereby Hengrui granted us an exclusive option to obtain certain exclusive rights to research, develop, and commercialize products containing the compound designated by Hengrui as SHR0302, a JAK 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Canada, Japan, and the European Union (including for clarity the United Kingdom). We made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement. In December 2019, we exercised our exclusive option under the agreement, for which we made a $1.5 million cash payment, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, we have agreed to make cash payments of up to an aggregate of $20.5 million upon our achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on achieving certain aggregate annual net sales volumes with respect to a licensed product. With respect to any products we commercialize under the Hengrui License Agreement, we will pay tiered royalties to Hengrui on net sales of each licensed product by us, or our affiliates, or our sublicensees, ranging from mid single-digit to sub-teen percentage rates based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the later of (1) expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (2) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis. Additionally, we are obligated to pay Hengrui a specified percentage, ranging from the low-thirties to the sub-teens, of certain non-royalty sublicensing income we receive from sublicensees of our rights to the licensed products, such percentage decreasing as the development stage of the licensed products advance.
The agreement continues in effect until the expiration of our obligation to pay royalties as described above, unless earlier terminated in accordance with the following: (1) by either party upon written notice for the other party’s material breach or insolvency event if such party fails to cure such breach or the insolvency event is not dismissed within specified time periods; and (2) by us for convenience upon 90 days prior written notice to Hengrui and having discussed and consulted any potential cause or concern with Hengrui in good faith. See Note 6 to the unaudited condensed financial statements for additional information.
Components of Our Results of Operations
Operating Expenses
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts, and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, preclinical testing, and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation and travel, for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis (topical roflumilast program, topical JAK inhibitor program and early stage programs). Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocatable on a program specific basis.
We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the Phase 3 trials of roflumilast cream for atopic dermatitis, the Phase 3 trials of roflumilast foam for seborrheic dermatitis and scalp psoriasis, ARQ-252 for hand eczema and vitiligo, and ARQ-255 for alopecia areata.

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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for marketing, auditing, tax, and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount, and support our operations as a public company; including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$21,631	$25,182	$(3,551)	(14)%
General and administrative	14,454	3,469	10,985	317%
Total operating expenses	$36,085	$28,651	$7,434	26%
Loss from operations	(36,085)	(28,651)	(7,434)	26%
Other income, net	43	638	(595)	(93)%
Net loss	$(36,042)	$(28,013)	$(8,029)	29%
Research and Development Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$9,787	$20,585	$(10,798)	(52)%
Topical JAK inhibitor program	3,651	1,405	2,246	160%
Other early stage programs	177	—	177	*
Indirect costs:
Compensation and personnel-related	5,109	2,267	2,842	125%
Other	2,907	925	1,982	214%
Total research and development expense	$21,631	$25,182	$(3,551)	(14)%
______________
(*)Change % is not applicable.
Research and development expenses decreased by $3.6 million, or 14%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to a decrease in direct costs related to the topical roflumilast program of $10.8 million, offset by an increase in direct costs related to the topical JAK inhibitor program (ARQ-252 and ARQ-255) of $2.2 million, an increase in compensation and personnel-related costs of $2.8 million, and an increase of $2.0 million in other costs. The decreased topical roflumilast program costs relate primarily to the completion of the Phase 3 studies of roflumilast cream for plaque psoriasis and the Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis, as well as a decrease in manufacturing costs. This decrease was partially offset by the costs related to our Phase 3 studies of roflumilast cream in atopic dermatitis. The increased topical JAK inhibitor program costs relate primarily to our Phase 2 studies of ARQ-252 in hand eczema and vitiligo, as well as increased product development expenses. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in other costs relate primarily to an increase in consulting activity and medical affairs spending.

General and Administrative Expenses
General and administrative expenses increased by $11.0 million, or 317%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase in compensation and personnel-related expenses of $7.7 million, and an increase in professional services of $2.6 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to the recognition of $5.3 million of incremental stock-based compensation expense as a result of modification to the vesting schedule and exercise term of previously-granted awards in connection with the retirement of our former Chief Financial Officer, as well as an increase in headcount. The increase in professional services was mainly due to an increase in consulting activity and marketing expenses primarily related to roflumilast.
Other Income, Net
Other income, net decreased by $595,000, or 93%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to a lower yield on our investment portfolio.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of March 31, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $446.5 million, and an accumulated deficit of $238.0 million. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255; move into later and more costly stages of product development, develop new product candidates, hire personnel, and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock, as well as our IPO completed in January 2020 and our follow-on financing in October 2020 and February 2021. We will continue to be dependent upon equity, debt financing, collaborations, or other forms of capital at least until we are able to generate positive cash flows from our operations. On May 6, 2021, we entered into a sales agreement, or Sales Agreement, with Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million through an at-the-market equity offering program under which Cowen acts as sales agent, or the ATM Offering Program. During the three months ended March 31, 2021, we did not issue or sell any shares of our common stock through our ATM Offering Program.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(unaudited)
	(in thousands)
Cash used in operating activities	$(46,203)	$(21,010)
Cash provided by (used in) investing activities	61,996	(20,326)
Cash provided by financing activities	207,815	168,893
Net increase in cash and cash equivalents	$223,608	$127,557
Net Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $46.2 million, which consisted of a net loss of $36.0 million and a change in net operating assets and liabilities of $19.5 million offset by net non-cash charges of $9.3 million. The change in net operating assets and liabilities was primarily due to an increase of $12.7 million in prepaid expenses and other current assets due to an increase in prepaid clinical trials and a decrease of $6.9 million in accounts payable and accrued liabilities due to the timing of payments to contract research organizations and payment of employee bonuses accrued for at December 31, 2020. The net non-cash charges were primarily related to stock-based compensation expense of $8.5 million.

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
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2021, net cash provided by investing activities was $62.0 million, which was comprised primarily of proceeds from the maturities of marketable securities of $62.6 million, partially offset by the purchases of property and equipment of $0.6 million.
During the three months ended March 31, 2020, net cash used in investing activities was $20.3 million, which was comprised primarily of purchases of marketable securities of $35.3 million, partially offset by proceeds from the maturities of marketable securities of $15.0 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $207.8 million, which was comprised primarily of the net cash proceeds received from the follow-on financing in February 2021 of $207.5 million.
During the three months ended March 31, 2020, net cash provided by financing activities was $168.9 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $238.0 million as of March 31, 2021. We had cash, cash equivalents, and marketable securities of $444.9 million as of March 31, 2021. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
We will need to raise substantial additional capital to fund our operations through the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp psoriasis, ARQ-252 in hand eczema and vitiligo, and our formulation and preclinical efforts for ARQ-255 for alopecia areata.
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
•the cost of commercialization activities if our lead product candidates or any future product candidates are approved for sale, including marketing, sales, and distribution costs;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, and the outcome of this and any other future patent litigation we may be involved in; and
•the timing, receipt, and amount of sales of any future approved products, if any.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of March 31, 2021:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$6,673	$114	$1,746	$2,019	$2,794
Total obligations	$6,673	$114	$1,746	$2,019	$2,794
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, we entered into a letter of credit for $1.5 million, which is secured with a restricted cash account in the same amount.
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

Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2021, we had cash and cash equivalents of $288.7 million, restricted cash of $1.5 million, and marketable securities of $156.2 million; which consist of bank deposits, money market funds, commercial paper, and government securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2021.
Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition, and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations", and our Annual Report on Form 10-K for the year ended December 31, 2020. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements
We are a late-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We have a limited operating history upon which you can evaluate our business and prospects, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements, undertaking various research and preclinical studies, and conducting clinical trials for our product candidates.
We have never generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a drug on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization.
Our net loss for the three months ended March 31, 2021 was approximately $36.0 million. As of March 31, 2021, we had an accumulated deficit of $238.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.
We may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives. We will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations, or commercialization efforts.
Since our inception, we have invested substantially all of our efforts and financial resources in research and development activities, and we expect to continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates, roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, the development or acquisition of additional product candidates, and the maintenance and expansion of our business operations and capabilities. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and securing manufacturing and supply of product candidates, and marketing and selling any products approved for sale. These expenditures may also include costs associated with in-licensing dermatology assets consistent with our core strategy. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates.
As of March 31, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $444.9 million. Based on our planned operations, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp psoriasis, ARQ-252 in hand eczema vitiligo, and our formulation and preclinical efforts for ARQ-255 in alopecia areata;
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
•the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales, and distribution costs, and any discounts or rebates to channel to obtain access;
•the cost of building a sales force in anticipation of product commercialization;
•our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements that we may enter into;
•the timing and amount of milestone payments due to AstraZeneca, Hengrui, or any future collaboration or licensing partners upon the achievement of negotiated milestones;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio; and
•the timing, receipt, and amount of sales of any future approved products, if any.

Adequate additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to reduce our workforce, delay, limit, reduce or terminate our research and development activities, preclinical studies, clinical trials or other development activities, and future commercialization efforts, or grant rights to develop and market product candidates, such as roflumilast cream, that we would otherwise develop and market ourselves.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict, and could cause our future operating results to fall below expectations.
Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Furthermore, our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•delays in the commencement, enrollment, and the timing of clinical testing for our product candidates, especially in light of the COVID-19 pandemic;
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
•our ability to establish an effective sales, marketing, and distribution infrastructure in a timely manner;
•market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;
•our ability to receive approval and commercialize our product candidates both within and outside of the United States;
•our ability to establish and maintain collaborations, licensing, or other arrangements with respect to our product candidates;
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
Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and there can be no assurance as to its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. While we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Quarterly Report on Form 10-Q. If this third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. The estimates of our market opportunities included in this Quarterly Report on Form 10-Q should not be taken as indicative of our ability to grow our business.
Risks Related to Development and Commercialization
Our business is dependent on the development, regulatory approval, and commercialization of our current product candidates.
We currently have no products that are approved for commercial sale. Our current portfolio includes our lead product candidate roflumilast cream, a potent PDE4 inhibitor topical cream for the treatment of plaque psoriasis and atopic dermatitis, and our additional product candidates roflumilast foam, a topical foam formulation of roflumilast for the treatment of scalp psoriasis and seborrheic dermatitis, ARQ-252, a potent and highly selective topical JAK1 inhibitor for the treatment of chronic hand eczema and vitiligo, and ARQ-255, a potential topical treatment for alopecia areata. We currently do not have drug discovery efforts, and we have no intention to develop these. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization of our current product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with currently limited plans for clinical trials in Australia, the Caribbean, and the EU. We currently anticipate seeking regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may develop, acquire, or in-license. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:
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
•the prevalence, duration, and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;
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
•the ability of third parties upon which we rely to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates to remain in good standing with relevant regulatory authorities and to develop, validate, and maintain commercially viable manufacturing processes that are compliant with cGMP;
•our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale, and distribution in such countries and territories, whether alone or in collaboration with others;
•acceptance by physicians, payors, and patients of the benefits, safety, and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;
•patient demand for our product candidates, if approved;
•our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates; and
•our ability to avoid third-party patent interference, intellectual property challenges, or intellectual property infringement claims.
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
The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our Phase 2 proof of concept study in atopic dermatitis had a limited number of patients and did not reach statistical significance for the primary endpoint of absolute change in Eczema and Severity Index (EASI). However, this study did provide evidence that roflumilast cream could provide symptomatic improvement, with statistically significant difference from vehicle on several key secondary endpoints, and a favorable tolerability profile in adults with atopic dermatitis and, following an End of Phase 2 meeting with the FDA in September 2020, we omitted our previously planned Phase 2b study in that indication and recently initiated Phase 3 clinical trials. Additionally, our Phase 1/2b clinical study of ARQ-252 for the treatment of chronic hand eczema did not meet its primary end point of IGA clear or almost clear at week 12. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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
•regulators or independent institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials, or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or IRBs to suspend or terminate the trials;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or IRBs may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements, or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.
If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.
We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business, and our results of operations.
To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. Product development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our preclinical and clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
We currently have no products approved for sale; we are currently preparing regulatory submissions for our lead product candidate, topical roflumilast cream, and our other product candidates remain in clinical development. Significant risk remains and we cannot provide assurance that they will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the EU.
The FDA or any foreign regulatory authorities can delay, limit, or deny approval of our product candidates for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates is safe and effective for the requested indication;
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct, or implementation of our clinical trials, including the design of our Phase 3 clinical trials of roflumilast cream for the treatment of plaque psoriasis;
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
•if our NDA or other foreign application is reviewed by an advisory committee, the FDA or other relevant foreign regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling, or distribution and use restrictions;
•the FDA or other relevant foreign regulatory authorities may require development of a REMS, or its equivalent, as a condition of approval;
•the FDA or other relevant foreign regulatory authorities may require additional post-marketing studies and/or a patient registry, which would be costly;
•the FDA or other relevant foreign regulatory authorities may find the chemistry, manufacturing, and controls data insufficient to support the quality of our product candidates;
•the FDA or other relevant foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers;
•the FDA or other relevant foreign regulatory authorities may change their approval policies or adopt new regulations;
•the FDA’s or the applicable foreign regulatory authority’s non-approval of the formulation, dosing, labeling, or specifications;
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
As of March 31, 2021, we had 75 full-time employees. We will need to continue to expand our managerial, clinical, commercial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates.
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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.
We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.
During the course of our review and testing of our internal controls over financial reporting, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.
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
Risks Related to Our Reliance on Third Parties
We currently rely on third-party manufacturers to manufacture preclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Business changes at any of these manufacturers, or their failure to provide us with sufficient quantities at acceptable quality levels, or at all, would materially and adversely affect our business.
We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. Instead, we currently rely on single source third-party manufacturers to manufacture preclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. We have successfully manufactured and tested several batches of our topical roflumilast product candidates at our primary commercial contract manufacturing site at the initial commercial scale. However, as a late-stage company with no prior history of product sales or commercialization of products, representative batches of our product candidate received to date may not represent what will be required to meet our future commercial requirements or be manufactured at final commercial scale.
We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. Although we have engaged in a commercial supply agreement and scale-up activities with our Drug Substance contract manufacturing organization (CMO), we have not yet finalized a Drug Product manufacturing agreement for the commercial supply of our product candidates. We intend to enter into such agreements prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial manufacture of our product candidates, we will have no other means of producing our lead product candidates until they restore the affected facilities are restored or alternative manufacturing facilities or sources of supply are procured. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturer’s facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
Furthermore, there are a limited number of suppliers for materials we use in our product candidates, which exposes us to the risk of disruption in the supply of the materials necessary to manufacture our product candidates for our preclinical studies and clinical trials, and if approved, ultimately for commercial sale. In the case of ARQ-252 and ARQ-255, we have an agreement with Hengrui for the supply of SHR0302 API for preclinical studies and clinical trials. We do not have control over the process or timing of the acquisition or manufacture of materials by our manufacturers. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our preclinical studies or clinical trials, product testing and potential regulatory approval of our product candidates.

In addition, to manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, we plan to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If either we or our manufacturers are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our lead product candidates or any future product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved.
The loss of these suppliers or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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
Before beginning commercial manufacture of ARQ-151 roflumilast cream, ARQ-154 roflumilast foam, ARQ-252 or ARQ-255, the processes and systems used in their manufacture must be approved and each facility must have a compliance status that is acceptable to the FDA and other regulatory authorities. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections. Furthermore, although we have very limited control over the day-to-day operations of our contract manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.
If a third-party manufacturer with whom we contract is unable to comply with applicable laws and regulations including cGMPs, ARQ-151 roflumilast cream, ARQ-154 roflumilast foam, ARQ-252 or ARQ-255 may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.
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
We have not yet registered trademarks for a commercial trade name for our lead product candidates in the United States or any foreign jurisdiction. During trademark registration proceedings, we may receive rejections. Although given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
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
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, the ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, manufacturers will also be required to report payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year;
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the law or our business. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA our business or financial condition.
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
On May 6, 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100,000,000, through an at-the-market equity offering program under which Cowen will act as our sales agent. During the three months ended March 31, 2021, we did not issue or sell any shares of our common stock through our ATM Offering Program. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of March 31, 2021, our executive officers, directors and their respective affiliates beneficially owned approximately 47% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position, including the ability to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. We have net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal, California and other state income tax purposes. If not utilized, state NOL carryforwards will expire beginning in 2030. A small amount of our federal NOL that was originated before the 2018 tax year will expire beginning in 2036. Under the Tax Act and Jobs Act of 2017, the remaining amount of our federal NOL carryforwards generated after December 31, 2017 will carryforward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. A formal study has not been completed to determine if a change in ownership, as defined by Section 382, has occurred. We believe that we may undergo an “ownership change” limitation as a result of our IPO (some of which shifts are outside of our control). We may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
Effective on February 8, 2021, we entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Cardinal Health 105, Inc. (“Cardinal Health”) pursuant to which Cardinal Health will act as our exclusive third-party logistics distribution agent for commercial sales of pharmaceutical products that we manufacture or market. Under the Distribution Agreement, we have agreed to pay to Cardinal Health certain one-time and periodic fees for, among other things, supply, storage and warehousing operations, customer service and account management fees in connection with the exclusive distribution arrangement. The initial term of the Distribution Agreement is three years following the first shipment of an FDA approved product and shall automatically renew for additional one year terms unless written notice of termination is given by either party at least terminated by either party with 90 days’ notice prior to the end of the then current term. We may also terminate the Distribution Agreement during the initial three year term upon 180 days’ notice, provided that we pay a termination fee equal to a percentage of the remaining fees under the Distribution Agreement determined by the timing of such termination. The Distribution Agreement also contains customary representations and warranties, covenants, confidentiality provisions, and indemnification and limitations of liability provisions in favor of either party.
On May 6, 2021, we entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC ("Cowen"), under which we may from time to time issue and sell shares of its common stock through at-the-market ("ATM") offerings for an aggregate offering price of up to $100.0 million. Cowen will act as our sales agent for the ATM program. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The ATM program has been registered under the Securities Act pursuant to the Company's shelf registration statement on Form S-3, as amended (Registration No. 333-252612), as supplemented by the Prospectus Supplement dated May 6, 2021 relating to the sale of shares of our common stock. The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which was filed hereto as Exhibit 10.3 and is incorporated by reference herein. A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the Sales Agreement is filed hereto as Exhibit 5.1.
ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2

4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
5.1	Opinion of Latham & Watkins LLP				X
10.1†	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.				X
10.2	Severance & Change in Control Agreement, by and between the Registrant and Scott L. Burrows				X
10.3	Sales Agreement, dated May 6, 2021, by and between the Registrant and Cowen and Company, LLC				X
23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1)				X
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 06, 2021	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 06, 2021	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)