Form 10-Q
period 2021-06-30
Arcutis Biotherapeutics, Inc.
filed 2021-08-05
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of July 30, 2021 was 50,241,789.

1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth, and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events, or otherwise.

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
•We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations, or commercialization efforts;
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
•Our business is dependent on the development, regulatory approval, and commercialization of our current product candidates;

•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;
•We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business, and our results of operations;
•Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,128	$65,082
Restricted cash	1,542	1,542
Marketable securities	320,236	219,359
Prepaid expenses and other current assets	16,648	6,843
Total current assets	427,554	292,826
Property, plant, and equipment, net	2,069	2,016
Operating lease right-of-use asset	3,191	3,349
Other assets	78	78
Total assets	$432,892	$298,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,676	$7,140
Accrued liabilities	10,565	15,462
Operating lease liability	106	—
Total current liabilities	13,347	22,602
Operating lease liability, noncurrent	5,032	4,964
Other long-term liabilities	25	82
Total liabilities	18,404	27,648
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 50,231,433 and 43,677,817 shares issued at June 30, 2021 and December 31, 2020, respectively; 50,045,602 and 43,338,438 shares outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	694,519	472,569
Accumulated other comprehensive loss	(36)	(2)
Accumulated deficit	(280,000)	(201,950)
Total stockholders’ equity	414,488	270,621
Total liabilities and stockholders’ equity	$432,892	$298,269
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$30,765	$30,009	$52,396	$55,191
General and administrative	11,315	5,618	25,769	9,087
Total operating expenses	42,080	35,627	78,165	64,278
Loss from operations	(42,080)	(35,627)	(78,165)	(64,278)
Other income, net	72	215	115	853
Net loss	$(42,008)	$(35,412)	$(78,050)	$(63,425)
Other comprehensive income (loss):
Unrealized gains on marketable securities	(78)	(19)	(34)	1
Comprehensive loss	$(42,086)	$(35,431)	$(78,084)	$(63,424)
Per share information:
Net loss per share, basic and diluted	$(0.84)	$(0.94)	$(1.60)	$(2.05)
Weighted-average shares used in computing net loss per share, basic and diluted	50,000,716	37,587,330	48,648,262	30,921,866
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock for initial public offering, net of issuance costs of $16,040	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of shares of common stock upon the exercise of stock options	—	—	51,147	—	152	—	—	152
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	64,428	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	990	—	—	990
Unrealized gain on marketable securities	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(28,013)	(28,013)
Balance—March 31, 2020	—	—	37,471,997	$3	$336,145	$19	$(94,285)	$241,882
Issuance of common stock upon the exercise of stock options	—	—	14,875	—	25	—	—	25
Vesting of founder shares subject to repurchase	—	—	68,932	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	114,392	—	111	—	—	111
Shares issued pursuant to the employee stock purchase plan			19,862	—	287	—	—	287
Stock-based compensation expense	—	—	—	—	2,049	—	—	2,049
Unrealized loss on marketable securities	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	(35,412)	(35,412)
Balance—June 30, 2020	—	$—	37,690,058	$3	$338,617	$—	$(129,697)	$208,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
Issuance of shares of common stock for public offering, net of issuance costs of $603	—	—	6,325,000	1	207,489	—	—	207,490
Issuance of shares of common stock upon the exercise of stock options	—	—	111,282	—	325	—	—	325
Issuance of restricted stock units	—	—	32,362	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	79,925	—	53	—	—	53
Stock-based compensation expense	—	—	—	—	8,503	—	—	8,503
Unrealized gain on marketable securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(36,042)	(36,042)
Balance—March 31, 2021	—	$—	49,887,007	$5	$688,939	$42	$(237,992)	$450,994
Issuance of common stock upon the exercise of stock options	—	—	62,314	—	710	—	—	710
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	73,623	—	52	—	—	52
Shares issued pursuant to the employee stock purchase plan	—	—	22,658	—	478	—	—	478
Stock-based compensation expense	—	—	—	—	4,340	—	—	4,340
Unrealized loss on marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(42,008)	(42,008)
Balance—June 30, 2021	—	$—	50,045,602	$5	$694,519	$(36)	$(280,000)	$414,488
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,050)	$(63,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202	57
Non-cash lease expense	158	65
Net amortization/accretion on marketable securities	1,415	(336)
Stock-based compensation expense	12,843	3,039
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,805)	(629)
Accounts payable	(4,386)	6,910
Accrued liabilities	(4,585)	7,595
Operating lease liabilities	174	(47)
Net cash used in operating activities	(82,034)	(46,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(211,876)	(62,763)
Proceeds from maturities of marketable securities	109,550	48,600
Purchases of property and equipment	(597)	(58)
Net cash used in investing activities	(102,923)	(14,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,035	273
Proceeds from initial public offering, net of issuance costs	—	168,642
Proceeds from issuance of common stock, net of issuance costs	207,490	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	478	287
Net cash provided by financing activities	209,003	169,202
Net increase in cash, cash equivalents, and restricted cash	24,046	108,210
Cash, cash equivalents, and restricted cash at beginning of period	66,624	63,336
Cash, cash equivalents, and restricted cash at end of period	$90,670	$171,546
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for lease liability	$—	$3,645
Reduction in right-of-use asset upon reassessment of lease term	$—	$139
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a late-stage biopharmaceutical company focused on developing meaningful innovations to address the urgent needs of patients living with immune-mediated dermatological diseases and conditions, or immuno-dermatology. The Company’s current portfolio is comprised of highly differentiated topical treatments with significant promise to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology while maximizing its probability of technical success.
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
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling 10,781,250 shares of common stock at a public offering price of $17.00 per share, including 1,406,250 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $167.2 million, after deducting underwriting discounts, commissions, and offering related transaction costs. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
On October 6, 2020, the Company completed a public offering of 4,000,000 shares of common stock at an offering price of $25.00 per share, receiving aggregate net proceeds of approximately $93.4 million after deducting the underwriting discounts, commissions, and offering related transaction costs. In addition, the Company concurrently sold 1,400,000 shares of common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at a price per share equal to the public offering price, receiving net proceeds of $35.0 million.
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
At-the-Market (ATM) Offerings
On May 6, 2021, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company has not yet issued or sold any shares of common stock through the ATM.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $280.0 million and $202.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company had cash, cash equivalents, restricted cash, and marketable securities of $410.9 million and $286.0 million as of June 30, 2021 and December 31, 2020, respectively. Prior to selling common stock in its IPO and follow-on financings, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of August 5, 2021, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
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
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of June 30, 2021, the interim condensed statements of operations and comprehensive loss, and the condensed changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and six-month periods are also unaudited. The condensed results of operations for the three

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and U.S. Treasury securities.
Restricted Cash
As of June 30, 2021 and December 31, 2020, the Company held $1.5 million of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.
Marketable Securities
Marketable securities consist of investment grade short to intermediate-term fixed income investments that have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the condensed balance sheets due to their highly liquid nature and availability for use in current operations.
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss). Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) on the condensed balance sheets. Interest on marketable securities is included in other income, net.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets.
Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 3, include cash equivalents, accounts payable, and accrued liabilities. The carrying amount of cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.
Assets and liabilities recorded at fair value on a recurring basis on the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three and six months ended June 30, 2021 and 2020.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three and six months ended June 30, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Convertible Preferred Stock
Prior to its IPO, the Company classified its outstanding convertible preferred stock outside of stockholders’ equity (deficit) on its condensed balance sheets as the requirements of triggering a deemed liquidation event, as defined within its amended and restated certificate of incorporation, were not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event were to be distributed in accordance with the liquidation preferences, provided that the holders of convertible preferred stock had not converted their shares into common stock. The Company recorded the issuance of convertible preferred stock at the issuance price less related issuance costs. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty as to whether or when a deemed liquidation event may have occurred. In connection with the IPO in February 2020, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
The United States Congress enacted the American Rescue Plan Act on March 10, 2021, Families First Coronavirus Response Act (FFCR Act) on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The American Rescue Plan Act is a follow-up to the CARES Act, which continue the emergency economic stimulus package and includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The American Rescue Plan Act, FFCR Act, and CARES Act include numerous tax-related provisions, including modifications to the limitations on business interest expense and net operating losses (NOLs), certain refundable employee retention credits, as well as a payment delay of employer payroll taxes in 2020 after the date of enactment. On June 29, 2020, the California State Assembly Bill 85 (Trailer Bill) was enacted which suspends the use of California NOL deductions and certain tax credits, including research and development credits, for the 2020, 2021, and 2022 tax years. The Company does not expect the American Rescue Plan Act, FFCR Act, CARES Act, or Trailer Bill to have a material impact on the Company’s financial statements.
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
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$89,128	$—	$—	$89,128
Commercial paper	—	106,338	—	106,338
Corporate debt securities	—	105,289	—	105,289
U.S. Treasury securities	108,609	—	—	108,609
Total assets	$197,737	$211,627	$—	$409,364
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$65,082	$—	$—	$65,082
Commercial paper	—	45,518	—	45,518
U.S. Treasury securities	173,841	—	—	173,841
Total assets	$238,923	$45,518	$—	$284,441
______________
(1)This balance includes cash requirements settled on a nightly basis.
Commercial paper, corporate debt securities, money market funds, and U.S. Treasury securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	June 30, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$89,128	$—	$—	$89,128
Total cash and cash equivalents	$89,128	$—	$—	$89,128
Marketable securities:
Commercial paper	$106,338	$—	$—	$106,338
Corporate debt securities	105,345	—	(56)	105,289
U.S. Treasury securities	108,589	20	—	108,609
Total marketable securities	$320,272	$20	$(56)	$320,236
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$65,082	$—	$—	$65,082
Total cash and cash equivalents	$65,082	$—	$—	$65,082
Marketable securities:
Commercial paper	$45,518	$—	$—	$45,518
U.S. Treasury securities	173,843	7	(9)	173,841
Total marketable securities	$219,361	$7	$(9)	$219,359
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three and six months ended June 30, 2021 were not material. There were no realized gains or losses on investments for the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of June 30, 2021 and December 31, 2020, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid clinical trial costs	$9,722	$4,865
Prepaid insurance	1,943	249
Tax credits	399	510
Other prepaid expenses and current assets	4,584	1,219
Total prepaid expenses and other current assets	$16,648	$6,843
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Clinical trial accruals	$5,534	$9,754
Accrued compensation	3,035	4,434
Early exercise liability, current	130	176
Accrued expenses and other current liabilities	1,866	1,098
Total accrued liabilities	$10,565	$15,462

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	Useful life (in years)	June 30, 2021	December 31, 2020
Computer hardware	3	$463	$286
Furniture and fixtures	5	248	230
Software	3	70	—
Construction in process		—	298
Leasehold improvements		1,568	1,280
Property and equipment, gross		2,349	2,094
Less accumulated depreciation		(280)	(78)
Property and equipment, net		$2,069	$2,016
Leasehold improvements are depreciated over the term of the lease. Depreciation expense was $104,000 and $202,000 for the three and six months ended June 30, 2021, respectively, and $30,000 and $57,000 for the three and six months ended June 30, 2020, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
6. License Agreements
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca AB (AstraZeneca), granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize, and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic, and therapeutic uses for human dermatological indications, or the Dermatology Field. Under this agreement, the Company has sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at its expense, and it shall use commercially reasonable efforts to develop, obtain, and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, which includes $7.5 million upon U.S. Food and Drug Administration (FDA) approval of the Company's first product, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
There were no payments made or due in connection with AZ-Licensed Products for the three and six months ended June 30, 2021 and 2020.
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
There were no payments made or due in connection with Hengrui for the three and six months ended June 30, 2021 and 2020.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The amended lease agreement provided for a leasehold improvement allowance up to $1.25 million. It also required the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, the Company entered into a letter of credit for $1.5 million, which it secured with a restricted cash account in the same amount. The letter of credit and corresponding restricted cash will be reduced by $308,000 on the first, second, third, and fourth anniversary, and by $45,000 on the fifth anniversary from when the lease payment term began on December 30, 2020, with no further reductions thereafter.
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
The minimum annual rental payments of the Company’s operating lease liability as of June 30, 2021 are as follows (in thousands):

Amounts
2021 (July through December)	$114
2022	781
2023	965
2024	995
2025	1,024
Thereafter	2,794
Total minimum lease payments	$6,673
Less: Amounts representing interest	(1,535)
Present value of future minimum lease payments	$5,138
Current portion operating lease liability	106
Operating lease liability, noncurrent	5,032
Total operating lease liability	$5,138
Straight-line rent expense recognized for operating leases was $170,000 and $345,000 for the three and six months ended June 30, 2021, respectively, and $150,000 and $193,000 for the three and six months ended June 30, 2020, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three and six months ended June 30, 2021 and 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following information represents supplemental disclosure for the condensed statements of cash flows related to the Company’s operating lease (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$—	$96
The following summarizes additional information related to the operating lease:

June 30, 2021
Weighted-average remaining lease term (in years)	7.1
Weighted-average discount rate	7.0%
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
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of June 30, 2021, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	June 30, 2021	December 31, 2020
Options issued and outstanding	5,073,312	3,655,945
Common stock awards available for grant under employee benefit plans	2,887,698	2,501,329
Restricted stock units outstanding	314,468	162,930
Total common stock reserved	8,275,478	6,320,204
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of June 30, 2021 and December 31, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
9. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan, (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2021, the plan reserve increased by 1,747,112 shares. As of June 30, 2021, the Company had 2,156,766 shares available for future grant under the 2020 Plan.
The 2020 Plan provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors, and consultants of the Company under terms and provisions established by the board of directors. Under the terms of the 2020 Plan, options may be granted at an exercise price not less than fair market value. The Company generally grants stock-based awards with service conditions. Options granted typically vest over a four-year period but may be granted with different vesting terms.
Following the Company’s IPO and in connection with the effectiveness of the Company’s 2020 Plan, the 2017 Plan terminated and no further awards will be granted under that plan. However, all outstanding awards under the 2017 Plan will continue to be governed by their existing terms.
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	3,655,945	$12.09	8.78	$59,274
Granted	1,746,260	$30.47
Exercised	(173,596)	$5.90
Forfeited	(155,297)	$20.27
Balance—June 30, 2021	5,073,312	$18.38	8.59	$51,625
Exercisable—June 30, 2021(1)	2,180,643	$9.19	7.68	$40,037
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2021. As of December 31, 2020, prior to the Company's IPO, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the six months ended June 30, 2021 was $4.3 million.
The total grant-date fair value of the options vested during the six months ended June 30, 2021 was $7.4 million. The weighted-average grant-date fair value of employee options granted during the six months ended June 30, 2021 was $21.17.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2020	162,930	$27.26
Granted	195,900	$31.69
Vested	(32,362)	$27.61
Forfeited	(12,000)	$31.23
Unvested Balance—June 30, 2021	314,468	$29.83
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,112	$726	$3,632	$1,142
General and administrative	2,228	1,323	9,211	1,897
Total stock-based compensation expense	$4,340	$2,049	$12,843	$3,039
As of June 30, 2021, there was $50.7 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.3 years. As of June 30, 2021, there was $7.9 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.4 years.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Expected Volatility—The Company does not yet have sufficient trading history for its common stock to solely use its own historical volatility. Therefore, the expected volatility was estimated based on a combination of its own historical common stock volatility as well as the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, and area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Expected term (in years)	5.5 – 6.1	5.5 – 6.8
Expected volatility	82.2 – 85.2%	78.4 – 80.8%
Risk-free interest rate	0.6 – 1.1%	0.3 – 1.4%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $155,000 and $258,000 as a liability from the early exercise in the accompanying condensed balance sheets as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, there were $130,000 and $176,000 recorded in accrued liabilities, respectively, and $25,000 and $82,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.

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
The Company commenced an offering period on January 31, 2020, which ended on May 31, 2020, and resulted in 19,862 shares of stock being issued under the ESPP. The Company also commenced an offering period on June 1, 2020, which ended on November 30, 2020, and resulted in 14,326 shares of stock being issued under the ESPP. In addition, the Company commenced an offering period on December 1, 2020, which ended on May 31, 2021, and resulted in 22,658 shares of stock being issued under the ESPP. Stock-based compensation expense related to the ESPP was $99,000 and $216,000 for the three and six months ended June 30, 2021, respectively, and $94,000 and $161,000 for the three and six months ended June 30, 2020, respectively.
10. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2021	2020
Stock options to purchase common stock	5,073,312	3,244,771
Early exercised options subject to future vesting	185,834	499,235
RSU's subject to future vesting	314,468	130,060
ESPP shares subject to future issuance	8,074	5,933
Total	5,581,688	3,879,999

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which has been filed with the Securities and Exchange Commission (SEC). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
Overview
We are a late-stage biopharmaceutical company focused on developing meaningful innovations to address the urgent needs of patients living with immune-mediated dermatological diseases and conditions, or immuno-dermatology. Our current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly progress towards our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
Our lead product candidate, roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis. We are currently preparing a New Drug Application (NDA), with a submission to the FDA expected late in the third quarter or early in the fourth quarter of 2021. Roflumilast cream is a highly potent and selective phosphodiesterase type 4 (PDE4) inhibitor, an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis patients.
Additionally, we have completed a Phase 2 proof of concept study of roflumilast cream in atopic dermatitis, and enrollment is underway in pivotal Phase 3 clinical trials, with topline data expected in the second half of 2022.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 studies in both seborrheic dermatitis and scalp psoriasis. In seborrheic dermatitis, we have initiated a single pivotal Phase 3 clinical trial, with topline data expected in the second or third quarter of 2022. If successful, we believe this study will be sufficient basis to file an NDA, based on our discussions with the FDA. In scalp psoriasis, we also had a successful End of Phase 2 meeting with the FDA and plan to initiate a single pivotal Phase 3 clinical trial in the third quarter of 2021, with topline data expected in the second half of 2022.
We are developing ARQ-252, a potent and highly selective topical JAK1 inhibitor, for the treatment of chronic hand eczema and vitiligo. As previously disclosed, our Phase 1/2b study of ARQ-252 for the treatment of chronic hand eczema did not meet its primary endpoint. Further analyses of that study pointed toward inadequate local drug delivery to the skin as a key driver of the lack of efficacy. Importantly, there were no safety or tolerability issues seen in that study. Based on these findings, we also recently terminated our Phase 2 proof of concept study evaluating ARQ-252 as a potential treatment for vitiligo. We are currently working on re-formulating ARQ-252 to develop an enhanced formulation that delivers more active drug to targets in the skin.
Additionally, we have formulation and preclinical efforts underway for ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata.

Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and have funded our operations primarily with the net proceeds from our IPO completed in January 2020 and with the net proceeds from our follow-on equity offerings in October 2020 and February 2021, respectively, as well as with $162.5 million in net cash proceeds from private placements of our convertible preferred stock prior to IPO. On February 4, 2020, we closed our IPO of 10,781,250 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,406,250 additional shares of common stock. Our net proceeds, after deducting underwriting discounts, commissions, and offering related transaction costs, were $167.2 million. In addition, on October 6, 2020, we closed our public offering of 4,000,000 shares of common stock and concurrent private placement of 1,400,000 shares of common stock, both at a price of $25.00 per share, receiving an aggregate of $128.4 million in net proceeds after deducting the underwriting discounts, commissions, and offering related transaction costs. Also, on February 5, 2021, we closed our public offering of 6,325,000 shares of common stock at a price of $35.00 per share, including 825,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, receiving an aggregate of $207.5 million in net proceeds, after deducting underwriting discounts, commissions, and offering related transaction costs. See Note 1 to the unaudited condensed financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $42.0 million and $78.1 million for the three and six months ended June 30, 2021, respectively, and $35.4 million and $63.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $280.0 million and cash, cash equivalents, restricted cash, and marketable securities of $410.9 million.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, we expect that our expenses will increase substantially as we continue preclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand, and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the financial statements for additional information. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023.
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
COVID-19 Update
In March 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak. COVID-19 has placed strains on the providers of healthcare services, including the sites where we conduct our clinical trials. These strains have resulted in some clinical sites slowing or halting enrollment in clinical trials and restricting the on-site monitoring of clinical trials. We follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. We are monitoring the impact COVID-19 may have on the clinical development of our product candidates, including potential delays or modifications to ongoing and planned trials. Thus far, we have seen limited impact on our clinical trials, including some disruptions in screening, enrollment, and monitoring; however at this time, we do not expect delays to previously disclosed clinical timelines, including those for roflumilast cream and roflumilast foam. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations.

There have been no disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and, given our drug inventories, we believe that we will be able to supply the drug needs of our ongoing clinical studies.
In alignment with public health guidance designed to slow the spread of COVID-19, we implemented a remote work plan for all employees as of mid-March 2020. We developed a return-to-work protocol, and as the pandemic conditions improved in the southern California region, we reopened our office for in-person work beginning in the first quarter of 2021, and have now returned to normal operations. We may need to undertake additional actions that could impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.
License Agreements
AstraZeneca License Agreement
In July 2018, we entered into the AstraZeneca License Agreement with AstraZeneca, granting us a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize, and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic and therapeutic uses for human dermatological indications, or the Dermatology Field. Under this agreement, we have sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at our expense, and we shall use commercially reasonable efforts to develop, obtain, and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B Preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products, which includes $7.5 million upon FDA approval of our first product, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. See Note 6 to the unaudited condensed financial statements for additional information.

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
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts, and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, preclinical testing, and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation, and travel; for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis (topical roflumilast program, topical JAK inhibitor program, and early stage programs). Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocatable on a program specific basis.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for marketing, auditing, tax, and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount, and support our operations as a public company; including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$30,765	$30,009	$756	3%
General and administrative	11,315	5,618	5,697	101%
Total operating expenses	$42,080	$35,627	$6,453	18%
Loss from operations	(42,080)	(35,627)	(6,453)	18%
Other income, net	72	215	(143)	(67)%
Net loss	$(42,008)	$(35,412)	$(6,596)	19%
Research and Development Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$16,886	$23,249	$(6,363)	(27)%
Topical JAK inhibitor program	3,864	2,208	1,656	75%
Other early stage programs	79	37	42	114%
Indirect costs:
Compensation and personnel-related	6,329	3,109	3,220	104%
Other	3,607	1,406	2,201	157%
Total research and development expense	$30,765	$30,009	$756	3%
Research and development expenses increased by $0.8 million, or 3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due to an increase in direct costs related to the topical JAK inhibitor program (ARQ-252 and ARQ-255) of $1.7 million, coupled with an increase in compensation and personnel-related costs of $3.2 million, and an increase in other costs of $2.2 million. This increase was offset by a decrease in direct costs related to the topical roflumilast program of $6.4 million. The increased topical JAK inhibitor program costs relate primarily to our Phase 2 study of ARQ-252 in vitiligo. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in other costs relate primarily to an increase in consulting activity and medical affairs spending. The decreased topical roflumilast program costs relate primarily to completion of our Phase 3 studies of roflumilast cream in plaque psoriasis and Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis, partially offset by the costs related to our ongoing Phase 3 studies of roflumilast cream in atopic dermatitis and Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis.

General and Administrative Expenses
General and administrative expenses increased by $5.7 million, or 101%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase in compensation and personnel-related expenses of $2.9 million, and an increase in professional services of $2.1 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in professional services was mainly due to an increase in consulting activity and marketing expenses primarily related to roflumilast.
Other Income, Net
Other income, net decreased by $143,000, or 67%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was due to a lower yield on our investment portfolio.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$52,396	$55,191	$(2,795)	(5)%
General and administrative	25,769	9,087	16,682	184%
Total operating expenses	$78,165	$64,278	$13,887	22%
Loss from operations	(78,165)	(64,278)	(13,887)	22%
Other income, net	115	853	(738)	(87)%
Net loss	$(78,050)	$(63,425)	$(14,625)	23%
Research and Development Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$26,673	$43,834	$(17,161)	(39)%
Topical JAK inhibitor program	7,515	3,613	3,902	108%
Other early stage programs	256	37	219	592%
Indirect costs:
Compensation and personnel-related	11,438	5,376	6,062	113%
Other	6,514	2,331	4,183	179%
Total research and development expense	$52,396	$55,191	$(2,795)	(5)%

Research and development expenses decreased by $2.8 million, or 5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was due to a decrease in direct costs related to the topical roflumilast program of $17.2 million. This decrease was offset by an increase in direct costs related to the topical JAK inhibitor program (ARQ-252 and ARQ-255) of $3.9 million, an increase in compensation and personnel-related costs of $6.1 million, and an increase of $4.2 million in other costs. The decreased topical roflumilast program costs relate primarily to the completion of the Phase 3 studies of roflumilast cream for plaque psoriasis and the Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis. This decrease was partially offset by the costs related to our Phase 3 studies of roflumilast cream in atopic dermatitis and Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis. The increased topical JAK inhibitor program costs relate primarily to our Phase 2 studies of ARQ-252 in hand eczema and vitiligo. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in other costs relate primarily to an increase in consulting activity and medical affairs spending.
General and Administrative Expenses
General and administrative expenses increased by $16.7 million, or 184%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase in compensation and personnel-related expenses of $10.5 million, and an increase in professional services of $4.7 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to the recognition of $5.3 million of incremental stock-based compensation expense as a result of modification to the vesting schedule and exercise term of previously-granted awards in connection with the retirement of our former Chief Financial Officer during the first quarter, as well as an increase in headcount. The increase in professional services was mainly due to an increase in consulting activity and marketing expenses primarily related to roflumilast.
Other Income, Net
Other income, net decreased by $0.7 million, or 87%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was due to a lower yield on our investment portfolio.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of June 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $410.9 million, and an accumulated deficit of $280.0 million. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, move into later and more costly stages of product development, develop new product candidates, hire personnel, and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock, as well as our IPO completed in January 2020, and our follow-on financings in October 2020 and February 2021. We will continue to be dependent upon equity, debt financing, collaborations, or other forms of capital at least until we are able to generate positive cash flows from our operations. On May 6, 2021, we entered into a Sales Agreement, with Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million through an ATM equity offering program under which Cowen acts as sales agent. During the six months ended June 30, 2021, we did not issue or sell any shares of our common stock through our ATM.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(unaudited)
	(in thousands)
Cash used in operating activities	$(82,034)	$(46,771)
Cash used in investing activities	(102,923)	(14,221)
Cash provided by financing activities	209,003	169,202
Net increase in cash, cash equivalents, and restricted cash	$24,046	$108,210
Net Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $82.0 million, which consisted of a net loss of $78.1 million and a change in net operating assets and liabilities of $18.6 million offset by net non-cash charges of $14.6 million. The change in net operating assets and liabilities was primarily due to an increase of $9.8 million in prepaid expenses and other current assets due to an increase in prepaid clinical trials and a decrease of $9.0 million in accounts payable and accrued liabilities due to the timing of payments to contract research organizations and payment of employee bonuses accrued for at December 31, 2020. The net non-cash charges were primarily related to stock-based compensation expense of $12.8 million.
During the six months ended June 30, 2020, net cash used in operating activities was $46.8 million, which consisted of a net loss of $63.4 million, offset by a change in net operating assets and liabilities of $13.8 million and net non-cash charges of $2.8 million. The change in net operating assets and liabilities was due to an increase of $14.5 million in accounts payable and accrued liabilities due to our operating expense growth and timing of payments, partially offset by an increase of $0.6 million in prepaid expenses and other current assets. The net non- cash charges were primarily related to stock-based compensation expense of $3.0 million.
Net Cash Used in Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $102.9 million, which was comprised primarily of purchases of marketable securities of $211.9 million, partially offset by the proceeds from the maturities of marketable securities of $109.6 million.
During the six months ended June 30, 2020, net cash used in investing activities was $14.2 million, which was comprised primarily of purchases of marketable securities of $62.8 million, partially offset by proceeds from the maturities of marketable securities of $48.6 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $209.0 million, which was comprised primarily of the net cash proceeds received from the follow-on financing in February 2021 of $207.5 million.
During the six months ended June 30, 2020, net cash provided by financing activities was $169.2 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $280.0 million as of June 30, 2021. We had cash, cash equivalents, and marketable securities of $409.4 million as of June 30, 2021. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp psoriasis, ARQ-252 in hand eczema and vitiligo, and our formulation and preclinical efforts for ARQ-255 for alopecia areata;
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
•our ability to establish and maintain strategic collaborations, licensing or other arrangements, and the financial terms of any such agreements that we may enter into;
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
The following summarizes our significant contractual obligations as of June 30, 2021:

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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed financial statements.

Emerging Growth Company Status
We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We early adopted ASU No. 016-01, Financial Instruments—Overall (Topic 825)—Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-09, Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share Based Payment Accounting, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, ASU No. 2016-02, Leases, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, and ASU No. 2019-12, Income Taxes (Topic 740), as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As of June 30, 2021, we determined that we will become a "large accelerated filer" under the rules of the SEC and we will no longer be classified as an emerging growth company as of December 31, 2021.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2021, we had cash and cash equivalents of $89.1 million, restricted cash of $1.5 million, and marketable securities of $320.2 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2021.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss for the six months ended June 30, 2021 was approximately $78.1 million. As of June 30, 2021, we had an accumulated deficit of $280.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials, and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.
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
As of June 30, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $409.4 million. Based on our planned operations, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•the cost, timing, and outcome of regulatory review of our product candidates;
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

Adequate additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to reduce our workforce, delay, limit, reduce, or terminate our research and development activities, preclinical studies, clinical trials or other development activities, and future commercialization efforts, or grant rights to develop and market product candidates, such as roflumilast cream, that we would otherwise develop and market ourselves.
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
The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our Phase 2 proof of concept study in atopic dermatitis had a limited number of patients and did not reach statistical significance for the primary endpoint of absolute change in Eczema and Severity Index (EASI). However, this study did provide evidence that roflumilast cream could provide symptomatic improvement, with statistically significant difference from vehicle on several key secondary endpoints, and a favorable tolerability profile in adults with atopic dermatitis and, following an End of Phase 2 meeting with the FDA in September 2020, we omitted our previously planned Phase 2b study in that indication and recently initiated Phase 3 clinical trials. Additionally, our Phase 1/2b clinical study of ARQ-252 for the treatment of chronic hand eczema did not meet its primary end point of IGA clear or almost clear at week 12 and we terminated our Phase 2a clinical trial evaluating ARQ-252 as a potential treatment for vitiligo. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.
Certain of the endpoints in our planned clinical trials rely on a subjective assessment of the effect of the product candidate in the subject by either the physician or patient, and may prove difficult to meet in patients with more severe disease, which exposes us to a variety of risks for the successful completion of our clinical trials.
Certain of our primary and secondary endpoints in our clinical trials, including our recently completed Phase 3 clinical trials of roflumilast cream in plaque psoriasis, and our previous and planned clinical trials in atopic dermatitis, vitiligo, chronic hand eczema, scalp psoriasis and seborrheic dermatitis involve subjective assessments by physician and patients, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires patients to report pruritus (itching) as measured by the WI-NRS and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in our Phase 3 clinical trials of roflumilast cream in plaque psoriasis and atopic dermatitis as well as our Phase 3 clinical trials of roflumilast foam in seborrheic dermatitis and scalp psoriasis is based on the percentage of patients achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point IGA scale, referred to as IGA Success. Success in our clinical trials with these or similar endpoints, requires the enrollment of patients with conditions that are severe enough to facilitate a 2-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear” or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll patients with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. As a result, there is no guarantee that our clinical trials will produce the same statistically significant results in IGA Success, which will serve as the primary endpoint, as our prior clinical trials, and there can be no guarantee that the characteristics of the population enrolled in our clinical trials, including our Phase 3 clinical trials, does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.
Enrollment and retention of subjects in clinical trials is expensive and time-consuming and may result in additional costs and delays in our product development activities, or in the failure of such activities.
We may not be able to initiate or continue clinical trials for roflumilast cream or our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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

Furthermore, any negative results that we may report in preclinical studies or clinical trials of our product candidates may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same or any similar product candidate. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether, and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and impede our ability to obtain additional financing.
Serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs, or necessitate the abandonment or limitation of the development of some of our product candidates.
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
If our product candidates are associated with adverse effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development, institute burdensome monitoring programs, or limit development to more narrow uses, or lower or less frequent dosing in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. The FDA or an IRB, or similar regulatory authorities outside the United States, may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.
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

To date, we have completed two Phase 3 studies and three Phase 2 studies in plaque psoriasis with roflumilast cream, a Phase 2 study in atopic dermatitis with roflumilast cream, and two Phase 2 studies in seborrheic dermatitis and scalp psoriasis with roflumilast foam. We have also recently initiated pivotal Phase 3 clinical trials of roflumilast cream for the treatment of atopic dermatitis and of roflumilast foam in seborrheic dermatitis. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. While the FDA encouraged us at our atopic dermatitis End of Phase 2 meeting to generate additional clinical data in adolescents and adults on the two roflumilast cream doses studied in our Phase 2 study, they also did not raise objections to us proceeding into Phase 3. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA for any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
Even if our lead product candidate or our other product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.
Even if our lead product candidate or our other product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate adequate product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•the safety, efficacy, risk-benefit profile, and potential advantages compared to alternative or existing treatments, such as steroids topical treatments, oral treatments, and biologic injections for the treatment of psoriasis, which physicians may perceive to be adequately effective for some or all patients;
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
We cannot assure you that our current or future product candidates, if approved, will achieve market acceptance among physicians, patients, third-party payors, or others in the medical community necessary for commercial success. Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would harm our results of operations.
We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.
At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including the appearance of new technologies that render our product obsolete, competition from a competing product, or changes in or inability to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

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
Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions in both the United States and in international markets. Third-party coverage and reimbursement for any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could harm our business, financial condition, operating results, and prospects.
We currently have limited sales, marketing, or distribution capabilities and have no experience as a company in commercializing products.
To achieve commercial success for any product for which we obtain marketing approval, we will need to build a significantly more robust sales and marketing organization. We currently have limited infrastructure for the sales, marketing, or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial, and other nontechnical capabilities or make arrangements with third parties to perform these services.
We currently expect to build a dermatologist-focused sales, distribution, and marketing infrastructure to market our product candidates in North America, if approved. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact its commercialization. If the commercial launch of any of our product candidates, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
For example, upon regulatory approval from the FDA to commercialize roflumilast cream in the United States, but prior to commencement of commercialization or sales of roflumilast cream, we will be required to make certain milestone payments to AstraZeneca. We paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product (as defined below). We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
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

There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves. If we are unable to raise additional funds or maintain sufficient liquidity to make our payment obligations if and when they become due, including payment obligations under the license agreement with AstraZeneca and under the option and license agreement with Hengrui, we may be in material breach of our agreements and our counterparties may seek legal action or remedies against us (including by seeking to terminate the relevant agreements), which would harm our business, financial condition, results of operations, and prospects.
We face significant competition from other biotechnology and pharmaceutical companies targeting medical dermatological indications, and our operating results will suffer if we fail to compete effectively.
The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted inflammatory and medical dermatological indications. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved, and off-label treatments. Even if another branded or generic product or OTC product is less effective than our product candidates, a less effective branded, generic or OTC product may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience.
Certain of our product candidates, if approved, will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety, and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results, and prospects.
We are aware of several companies that are working to develop drugs that would compete against our product candidates for the treatment of psoriasis, atopic dermatitis, hand eczema, vitiligo, and alopecia areata.
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
Many of our existing or potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
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
•attract qualified scientific, product development, and commercial personnel;
•obtain patent or other proprietary protection for our technologies and product;
•obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies and OTC products and treatments;
•successfully commercialize our product candidates, if approved;
•obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•successfully collaborate with pharmaceutical companies in the discovery, development, and commercialization of new therapies.

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs or OTC treatments would have an adverse impact on our business, financial condition, and prospects.
Risks Related to Our Business and Operations
We will need to increase the size of our organization, and we may experience difficulties in executing our growth strategy, and managing any growth.
As of June 30, 2021, we had 108 full-time employees. We will need to continue to expand our managerial, clinical, commercial, operational, financial, and other resources in order to manage our operations and clinical trials, continue our development activities, and commercialize our lead product candidates or any future product candidates.
In order to effectively execute our growth strategy, we will need to identify, recruit, retain, incentivize, and integrate additional employees in order to expand our ability to:
•develop a marketing, sales, and distribution capability;
•manage our commercialization activities for our product candidates effectively and in a cost-effective manner;
•establish and maintain relationships with development and commercialization partners;
•manage our clinical trials effectively;
•manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties;
•continue to improve our operational, financial, management, and regulatory compliance controls and reporting systems and procedures; and
•manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels.
If we are unable to successfully identify, recruit, retain, incentivize and integrate additional employees and otherwise expand our managerial, operational, financial, and other resources, our business and operational performance will be materially and adversely affected.
If we are not successful in acquiring, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the continued preclinical and clinical testing and potential approval of our current product candidates, a key element of our strategy is to acquire, develop, and commercialize a diverse portfolio of product candidates to serve the dermatology market. We do not currently intend to conduct drug discovery efforts, but rather we intend to formulate, acquire, or in-license rights to existing molecules to develop for dermatological indications. In addition, while we believe that our strategy allows us to move more rapidly through clinical development and at a potentially lower cost, we may be unable to progress product candidates more quickly or at a lower cost.
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

We may choose to focus our efforts and resources on in-licensing or acquiring a potential product candidate that ultimately proves to be unsuccessful. We also cannot be certain that, following an acquisition or in-licensing transaction, we will achieve the revenue or specific net income that justifies such transaction. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy, our financial position, and share price.
Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize future product candidates.
We may seek collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement, and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
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
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•a collaborator with sales, marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
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
•disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
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

Furthermore, we cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
We have incurred and will continue to incur significant legal, accounting, and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. As of June 30, 2021, we determined that we will become a "large accelerated filer" under the rules of the SEC and we will no longer be classified as an emerging growth company as of December 31, 2021. Once we are no longer an emerging growth company we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.
During the course of our review and testing of our internal controls over financial reporting, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information, and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.
We depend on our information technology systems, and any failure of these systems, or those of our CROs or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations, financial condition, and prospects.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission, and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants, and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), if applicable, including HIPAA, as amended by HITECH, and regulations implemented thereunder, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition.
Our future commercial partners, as well as our employees and independent contractors, including principal investigators, consultants, suppliers, service providers, and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
We are exposed to the risk that our future commercial partners, as well as our employees and independent contractors, including principal investigators, consultants, suppliers, service providers, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar foreign regulatory authorities, including those laws that require the reporting of true, complete, and accurate information to such foreign regulatory authorities; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete, and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials owned by us, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
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
We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical, or commercial scale. Instead, we currently rely on single source third-party manufacturers to manufacture preclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. We have successfully manufactured and tested several batches of our topical roflumilast product candidates at our primary commercial contract manufacturing site at the initial commercial scale. However, as a late-stage company with no prior history of product sales or commercialization of products, representative batches of our product candidate received to date may not represent what will be required to meet our future commercial requirements or be manufactured at final commercial scale.
We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. Although we have engaged in a commercial supply agreement and scale-up activities with our Drug Substance contract manufacturing organization (CMO), we have not yet finalized a Drug Product manufacturing agreement for the commercial supply of our product candidates. We intend to enter into such agreements prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial manufacture of our product candidates, we will have no other means of producing our lead product candidates until the affected facilities are restored or alternative manufacturing facilities or sources of supply are procured. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, or reputational issues. Additionally, any damage to or destruction of our third-party manufacturer’s facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
Furthermore, there are a limited number of suppliers for materials we use in our product candidates, which exposes us to the risk of disruption in the supply of the materials necessary to manufacture our product candidates for our preclinical studies and clinical trials, and if approved, ultimately for commercial sale. In the case of ARQ-252 and ARQ-255, we have an agreement with Hengrui for the supply of SHR0302 API for preclinical studies and clinical trials. We do not have control over the process or timing of the acquisition or manufacture of materials by our manufacturers. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our preclinical studies or clinical trials, product testing, and potential regulatory approval of our product candidates.

In addition, to manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, we plan to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If either we or our manufacturers are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our lead product candidates or any future product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved.
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
Before beginning commercial manufacture of ARQ-151 roflumilast cream, ARQ-154 roflumilast foam, ARQ-252, or ARQ-255, the processes and systems used in their manufacture must be approved and each facility must have a compliance status that is acceptable to the FDA and other regulatory authorities. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state, or international regulatory inspections. Furthermore, although we have very limited control over the day-to-day operations of our contract manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.
If a third-party manufacturer with whom we contract is unable to comply with applicable laws and regulations including cGMPs, roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255 may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.
We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize roflumilast cream, roflumilast foam, ARQ-252, ARQ-255, or any future product candidates.
We do not have the ability to independently conduct non-clinical studies and clinical trials. We rely on third parties, such as CROs, to conduct preclinical studies and clinical trials of roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255. The third parties with whom we contract for execution of our preclinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties may also have relationships with other commercial entities, some of which may compete with us. In some cases, these third parties could terminate their agreements with us without cause. Furthermore, external events such as the COVID-19 pandemic could interfere with some operations of these CROs.
Although we rely on third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that appropriate human subjects protections are in place, including that the trial subjects are adequately informed of the potential risks and other consequences of participating in clinical trials.

In addition, the execution of non-clinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly, or impossible, and our clinical trials may be extended, delayed or terminated, or may need to be repeated, which would have a material adverse effect on our business.
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
Our patent portfolio includes patents and patent applications in the United States and foreign jurisdictions where we believe there is a market opportunity for our products. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our technologies. Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use, or sell products identical to or substantially similar to, our product candidates.
The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current licensors, or any future licensors or licensees may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted, and as a result may not be able to be enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope, or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how to our processes, methods, and know-how which we consider our trade secrets. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition, and operating results.

Due to legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our and our licensor’s ability to obtain, maintain, and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under our existing patents or any patents we might obtain or license may not cover our product candidates, or may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to our patents that have issued or will issue, we cannot guarantee that the claims of these patents are or will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or drugs, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Competitors in the field of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents, and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any, over such aspects of our technology. Even if patents do successfully issue covering such aspects of our technology, third parties may design around or challenge the validity, enforceability, or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated, or held unenforceable. If the breadth or strength of protection provided by the patents we own or license with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates. Even if the patent applications that we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or drugs in a non-infringing manner.
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
•any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•for some product candidates, we expect that composition of matter patent protection for the active pharmaceutical ingredient will not be available at the time we expect to commercialize, and we will therefore need to rely on formulation, method of use, and other forms of claims for patent protection;
•any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and
•we may not develop additional proprietary technologies that are patentable.
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to roflumilast cream and roflumilast foam with claims directed to, among other things, formulating roflumilast in combination with hexylene glycol are currently projected to expire on June 7, 2037 and the issued U.S. patents which we have exclusive rights to from Hengrui as a result of the exercise of our exclusive option with Hengrui in December 2019 for the amount of $1.5 million cash, related to the composition of matter of the active ingredient in ARQ-252 and ARQ-255 (or bisulfate or crystal forms thereof) are currently projected to expire between January 21, 2033 and October 15, 2035 unless a PTE is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants, and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers, and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of roflumilast cream, roflumilast foam, ARQ-252, ARQ-255, or any future product candidates.
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our exploitation of roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale, or use of roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaborators against such claims. If a patent infringement suit were brought against us or our future collaborators, we or they could be forced to stop or delay research, development, manufacturing, or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights obtained may be nonexclusive, which would not confer a competitive advantage to us from an exclusivity perspective. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms to necessary third party patent rights. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office (USPTO), to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
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

The validity, scope, and enforceability of any patents listed in the Orange Book that cover roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255 can be challenged by competitors.
If roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255 is approved by the FDA, one or more third parties may challenge the patents covering roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third-party files an abbreviated NDA, or ANDA, for a generic drug bioequivalent to roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use, or sale of the third-party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.
If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term for our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates, and our target indications. Our issued U.S. patents, with claims directed to roflumilast formulations with reduced crystal growth, encompassing roflumilast cream, are currently projected to expire on June 7, 2037. Certain issued U.S. patents that we have licensed from Hengrui relating to, among other things, treatment of several diseases or disorders, including various cancers, allograft rejection, graft versus host disease, rheumatoid arthritis, atopic dermatitis, and psoriasis with SHR0302, or bisulfate and crystal forms thereof, are currently projected to expire beginning in 2033. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents covering our product candidates may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to only one patent that covers the approved product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
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
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may need to license additional intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
Additional third parties, apart from our current licensors, may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of these third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms, in which case our business would be harmed. The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we in-license, and any failure by us or our licensors to obtain, maintain, defend, and enforce these rights could harm our business. In some cases we may not have control over the prosecution, maintenance, or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance, and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend, and enforce the licensed patents.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, and defending patents on product candidates, including all of the licensed rights under our exclusive supply and license agreements with AstraZeneca and Hengrui, in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
The United States has enacted and implemented wide-ranging patent reform legislation, and that legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and pending patent applications.
The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.
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
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering any of our product candidates, our competitors might be able to enter the market earlier than anticipated, which would harm our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. In addition, third parties may file first for our trademarks in certain countries. If they succeeded in registering such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In such cases, over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then our marketing abilities may be impacted.
We have not yet received regulatory approval of our commercial tradename and registered trademarks for a commercial trade name for our lead candidates in the United States or foreign jurisdictions and failure to secure such approval in a timely fashion could adversely affect our business.
We have not yet registered trademarks for a commercial trade name for our lead product candidates in the United States or any foreign jurisdiction. During trademark registration proceedings, we may receive rejections. Although given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know-how, our employees, consultants, contractors, outside scientific advisors, licensors, or licensees may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our proprietary information, technology or know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information, technology, and know-how. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology, and know-how. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.
If we fail to comply with our obligations under any license, collaboration, or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.
We have licensed or acquired certain intellectual property rights covering our current product candidates from third parties, including AstraZeneca and Hengrui. We are heavily dependent on our agreements with such third parties for our current product candidates. If, for any reason, one or more of our agreements with such third parties is terminated or we otherwise lose those rights, it could harm our business. Our license and other agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any such material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

We may become involved in lawsuits to protect or enforce our patents, or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.
Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims or inform and cooperate with our licensors to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.
Interference, derivation, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
Our commercial success depends in part on our and our licensors avoiding infringement and other violations of the patents and proprietary rights of third parties. However, our research, development, and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture, or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants, or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, marketing, or otherwise commercializing our products, services, and technology. Any uncertainties resulting from the initiation and continuation of any litigation could adversely impact our ability to raise additional funds or otherwise harm our business, results of operation, financial condition, or cash flows.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments, which could adversely impact the price of our common shares. If securities analysts or investors perceive these results to be negative, it could adversely impact the price of our common shares. The occurrence of any of these events may harm our business, results of operation, financial condition, or cash flows.
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
Any regulatory approvals or other marketing authorizations we obtain for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our drug product candidates, such as roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, which could include requirements for a medication guide, physician communication plans, or additional ETASU, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning, or untitled letters or holds on clinical trials;
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.
In addition, we cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The policies of the FDA and of other regulatory authorities may change and additional governmental regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, certain policies of the new U.S. administration may impact our business and industry. Namely, the previous U.S. administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how or whether these executive actions, including the Executive Orders, will be implemented, or whether they will be rescinded or replaced by the new U.S. administration. Certain policies of U.S. presidential administrations may impact our business and industry, and changing presidential administrations may result in the issuance of Executive Orders that could impact our business, regulatory environment, and industry. It is difficult to predict how such requirements, Executive Orders, and policies will be implemented.

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
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Our product candidates, if authorized for marketing, may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, and results of operations. The discovery of serious safety issues with our product candidates, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, if such products are marketed, could have a negative impact on us.
With respect to any of our product candidates in clinical testing or approved by FDA, we will be subject to the FDA’s safety reporting requirements. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our approval, or delay in approval of future products.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, customers, and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any products for which we obtain marketing approval. Such laws include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.
•U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, the ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, manufacturers will also be required to report payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year;
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our consulting arrangements with and/or ownership interests by physicians and other healthcare providers, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.
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
In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
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
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal, or replace the ACA will impact the law or our business. It is also unclear how other efforts, if any, to challenge, repeal, or replace the ACA will impact the ACA our business or financial condition.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business.
If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.
The FDA and other foreign regulatory authorities strictly regulate the marketing of and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other foreign regulatory authorities as reflected in the product’s approved labeling. In addition, although we believe our product candidates may exhibit a lower risk of side effects or more favorable tolerability profile or better symptomatic improvement than other products for the indications we are studying, without head-to-head data, we will be unable to make comparative claims for our product candidates, if approved. If we receive regulatory approval for any of our products and are found to have promoted any of our products for off-label uses, we may become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our brand and reputation could be damaged. The FDA has also previously requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal, and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” As of June 30, 2021, we determined that we will become a "large accelerated filer" under the rules of the SEC and we will no longer be classified as an emerging growth company as of December 31, 2021.
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
On May 6, 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100,000,000, through an ATM equity offering program under which Cowen will act as our sales agent. During the six months ended June 30, 2021, we did not issue or sell any shares of our common stock through our ATM Offering Program. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. We have NOL carryforwards available to reduce future taxable income, if any, for federal, California and other state income tax purposes. If not utilized, state NOL carryforwards will expire beginning in 2030. A small amount of our federal NOL that was originated before the 2018 tax year will expire beginning in 2036. Under the Tax Act and Jobs Act of 2017, the remaining amount of our federal NOL carryforwards generated after December 31, 2017 will carryforward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. A formal study has not been completed to determine if a change in ownership, as defined by Section 382, has occurred. We believe that we may undergo an “ownership change” limitation as a result of our IPO (some of which shifts are outside of our control). We may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. For example, outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 outbreak, could disrupt our business. Business disruptions could include disruptions to the enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, the COVID-19 outbreak, including developments involving subsequent COVID-19 variants, may result in a severe economic downturn and has already significantly affected the financial markets of many countries. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
The stock price of our common stock may be volatile or may decline.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•limited daily trading volume resulting in the lack of a liquid market;

•the development status of our product candidates, including whether we discontinue development or if any of our product candidates receive regulatory approval;
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
*    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Arcutis Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	August 05, 2021	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 05, 2021	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)