Form 10-Q
period 2021-09-30
Arcutis Biotherapeutics, Inc.
filed 2021-11-04
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 29, 2021 was 50,295,278.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•We currently have limited sales, marketing, or distribution capabilities and have no experience as a company in commercializing products;
•We will need to increase the size of our organization, and we may experience difficulties in executing our growth strategy and managing any growth;
•If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future product candidates, commercialize our product candidates, or otherwise implement our business plan;
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
•We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize roflumilast cream, roflumilast foam, ARQ-252, ARQ-255, or any future product candidates;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,778	$65,082
Restricted cash	1,542	1,542
Marketable securities	315,492	219,359
Prepaid expenses and other current assets	12,958	6,843
Total current assets	381,770	292,826
Property, plant, and equipment, net	2,045	2,016
Operating lease right-of-use asset	3,115	3,349
Other assets	78	78
Total assets	$387,008	$298,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,871	$7,140
Accrued liabilities	13,881	15,462
Operating lease liability	306	—
Total current liabilities	19,058	22,602
Operating lease liability, noncurrent	4,924	4,964
Other long-term liabilities	31	82
Total liabilities	24,013	27,648
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 50,266,730 and 43,677,817 shares issued at September 30, 2021 and December 31, 2020, respectively; 50,134,813 and 43,338,438 shares outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	699,988	472,569
Accumulated other comprehensive loss	(18)	(2)
Accumulated deficit	(336,980)	(201,950)
Total stockholders’ equity	362,995	270,621
Total liabilities and stockholders’ equity	$387,008	$298,269
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$40,604	$32,743	$93,000	$87,934
General and administrative	16,474	5,560	42,243	14,647
Total operating expenses	57,078	38,303	135,243	102,581
Loss from operations	(57,078)	(38,303)	(135,243)	(102,581)
Other income, net	98	99	213	952
Net loss	$(56,980)	$(38,204)	$(135,030)	$(101,629)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	18	4	(16)	5
Comprehensive loss	$(56,962)	$(38,200)	$(135,046)	$(101,624)
Per share information:
Net loss per share, basic and diluted	$(1.14)	$(1.01)	$(2.75)	$(3.06)
Weighted-average shares used in computing net loss per share, basic and diluted	50,097,851	37,748,454	49,136,768	33,214,005
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock for initial public offering, net of issuance costs of $16,040	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of shares of common stock upon the exercise of stock options	—	—	51,147	—	152	—	—	152
Vesting of founder shares subject to repurchase	—	—	68,931	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	64,428	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	990	—	—	990
Unrealized gain on marketable securities	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(28,013)	(28,013)
Balance—March 31, 2020	—	$—	37,471,997	$3	$336,145	$19	$(94,285)	$241,882
Issuance of common stock upon the exercise of stock options	—	—	14,875	—	25	—	—	25
Vesting of founder shares subject to repurchase	—	—	68,932	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	114,392	—	111	—	—	111
Shares issued pursuant to the employee stock purchase plan			19,862	—	287	—	—	287
Stock-based compensation expense	—	—	—	—	2,049	—	—	2,049
Unrealized loss on marketable securities	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	(35,412)	(35,412)
Balance—June 30, 2020	—	$—	37,690,058	$3	$338,617	$—	$(129,697)	$208,923
Issuance of common stock upon the exercise of stock options	—	—	28,908	—	34	—	—	34
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	79,923	1	52	—	—	53
Stock-based compensation expense	—	—	—	—	2,261	—	—	2,261
Unrealized gain on marketable securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(38,204)	(38,204)
Balance—September 30, 2020	—	$—	37,798,889	$4	$340,964	$4	$(167,901)	$173,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
Issuance of shares of common stock for public offering, net of issuance costs of $603	—	—	6,325,000	1	207,489	—	—	207,490
Issuance of common stock upon the exercise of stock options	—	—	111,282	—	325	—	—	325
Issuance of common stock upon the vesting of restricted stock units	—	—	32,362	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	79,925	—	53	—	—	53
Stock-based compensation expense	—	—	—	—	8,503	—	—	8,503
Unrealized gain on marketable securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(36,042)	(36,042)
Balance—March 31, 2021	—	$—	49,887,007	$5	$688,939	$42	$(237,992)	$450,994
Issuance of common stock upon the exercise of stock options	—	—	62,314	—	710	—	—	710
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	73,623	—	52	—	—	52
Shares issued pursuant to the employee stock purchase plan	—	—	22,658	—	478	—	—	478
Stock-based compensation expense	—	—	—	—	4,340	—	—	4,340
Unrealized loss on marketable securities	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(42,008)	(42,008)
Balance—June 30, 2021	—	$—	50,045,602	$5	$694,519	$(36)	$(280,000)	$414,488
Issuance of common stock upon the exercise of stock options	—	—	30,297	—	63	—	—	63
Issuance of common stock upon the vesting of restricted stock units	—	—	5,000	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	53,914	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	5,363	—	—	5,363
Unrealized gain on marketable securities	—	—	—	—	—	18	—	18
Net Loss	—	—	—	—	—	—	(56,980)	(56,980)
Balance—September 30, 2021	—	$—	50,134,813	$5	$699,988	$(18)	$(336,980)	$362,995
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,030)	$(101,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	318	87
Non-cash lease expense	234	202
Net amortization/accretion on marketable securities	2,569	(307)
Stock-based compensation expense	18,206	5,300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,115)	(369)
Accounts payable	(2,146)	3,682
Accrued liabilities	(1,220)	12,602
Operating lease liabilities	266	(30)
Net cash used in operating activities	(122,918)	(80,462)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(244,268)	(179,364)
Proceeds from maturities of marketable securities	145,550	73,600
Purchases of property and equipment	(734)	(168)
Net cash used in investing activities	(99,452)	(105,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,098	307
Proceeds from initial public offering, net of issuance costs	—	168,642
Proceeds from issuance of common stock, net of issuance costs	207,490	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	478	287
Payment of financing costs	—	(471)
Net cash provided by financing activities	209,066	168,765
Net decrease in cash, cash equivalents, and restricted cash	(13,304)	(17,629)
Cash, cash equivalents, and restricted cash at beginning of period	66,624	63,336
Cash, cash equivalents, and restricted cash at end of period	$53,320	$45,707
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for lease liability	$—	$3,645
Reduction in right-of-use asset upon reassessment of lease term	$—	$139
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a late-stage biopharmaceutical company focused on developing meaningful innovations in immuno-dermatology to address the urgent needs of patients living with immune-mediated dermatological diseases and conditions. The Company’s current portfolio is comprised of highly differentiated topical treatments with significant promise to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology while maximizing its probability of technical success.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $337.0 million and $202.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company had cash, cash equivalents, restricted cash, and marketable securities of $368.8 million and $286.0 million as of September 30, 2021 and December 31, 2020, respectively. Prior to selling common stock in its IPO and follow-on financings, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. As of November 4, 2021, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to accruals for research and development activities, fair value of common stock and convertible preferred stock (prior to the IPO completed in January 2020), stock-based compensation expense, and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segments
To date, the Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of September 30, 2021, the interim condensed statements of operations and comprehensive loss, and the condensed changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2021 and 2020 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and nine-month periods are also unaudited. The condensed results of operations for the three

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and U.S. Treasury securities.
Restricted Cash
As of September 30, 2021 and December 31, 2020, the Company held $1.5 million of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three and nine months ended September 30, 2021 and 2020.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Preclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three and nine months ended September 30, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$51,778	$—	$—	$51,778
Commercial paper	—	111,384	—	111,384
Corporate debt securities	—	109,723	—	109,723
U.S. Treasury securities	94,385	—	—	94,385
Total assets	$146,163	$221,107	$—	$367,270
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$65,082	$—	$—	$65,082
Commercial paper	—	45,518	—	45,518
U.S. Treasury securities	173,841	—	—	173,841
Total assets	$238,923	$45,518	$—	$284,441
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	September 30, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$51,778	$—	$—	$51,778
Total cash and cash equivalents	$51,778	$—	$—	$51,778
Marketable securities:
Commercial paper	$111,384	$—	$—	$111,384
Corporate debt securities	109,750	—	(27)	109,723
U.S. Treasury securities	94,376	9	—	94,385
Total marketable securities	$315,510	$9	$(27)	$315,492
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$65,082	$—	$—	$65,082
Total cash and cash equivalents	$65,082	$—	$—	$65,082
Marketable securities:
Commercial paper	$45,518	$—	$—	$45,518
U.S. Treasury securities	173,843	7	(9)	173,841
Total marketable securities	$219,361	$7	$(9)	$219,359
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three and nine months ended September 30, 2021 were not material. There were no realized gains or losses on investments for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of September 30, 2021 and December 31, 2020, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid clinical trial costs	$4,356	$4,865
Prepaid insurance	1,211	249
Tax credits	362	510
Other prepaid expenses and current assets	7,029	1,219
Total prepaid expenses and other current assets	$12,958	$6,843
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$6,771	$4,434
Clinical trial accruals	4,076	9,754
Early exercise liability, current	79	176
Accrued expenses and other current liabilities	2,955	1,098
Total accrued liabilities	$13,881	$15,462

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	Useful life (in years)	September 30, 2021	December 31, 2020
Computer hardware	3	$555	$286
Furniture and fixtures	5	248	230
Software	3	70	—
Construction in process		—	298
Leasehold improvements		1,568	1,280
Property and equipment, gross		2,441	2,094
Less accumulated depreciation		(396)	(78)
Property and equipment, net		$2,045	$2,016
Leasehold improvements are depreciated over the term of the lease. Depreciation expense was $116,000 and $318,000 for the three and nine months ended September 30, 2021, respectively, and $30,000 and $87,000 for the three and nine months ended September 30, 2020, respectively.

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
There were no payments made or due in connection with AZ-Licensed Products for the three and nine months ended September 30, 2021 and 2020.
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
There were no payments made or due in connection with Hengrui for the three and nine months ended September 30, 2021 and 2020.
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
The minimum annual rental payments of the Company’s operating lease liability as of September 30, 2021 are as follows (in thousands):

Amounts
2021 (October through December)	$114
2022	781
2023	965
2024	995
2025	1,024
Thereafter	2,794
Total minimum lease payments	$6,673
Less: Amounts representing interest	(1,443)
Present value of future minimum lease payments	$5,230
Current portion operating lease liability	306
Operating lease liability, noncurrent	4,924
Total operating lease liability	$5,230
Straight-line rent expense recognized for operating leases was $171,000 and $516,000 for the three and nine months ended September 30, 2021, respectively, and $202,000 and $395,000 for the three and nine months ended September 30, 2020, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three and nine months ended September 30, 2021 and 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following information represents supplemental disclosure for the condensed statements of cash flows related to the Company’s operating lease (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$—	$144
The following summarizes additional information related to the operating lease:

September 30, 2021
Weighted-average remaining lease term (in years)	6.8
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of topical roflumilast cream which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $5.4 million within the next 3 months and then approximately $0.6 million per year for the following 4 years. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of September 30, 2021, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2021	December 31, 2020
Options issued and outstanding	5,715,147	3,655,945
Common stock awards available for grant under employee benefit plans	2,187,166	2,501,329
Restricted stock units outstanding	337,868	162,930
Total common stock reserved	8,240,181	6,320,204
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of September 30, 2021 and December 31, 2020.
9. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2021, the plan reserve increased by 1,747,112 shares. As of September 30, 2021, the Company had 1,456,234 shares available for future grant under the 2020 Plan.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	3,655,945	$12.09	8.78	$59,274
Granted	2,490,171	$28.04
Exercised	(203,893)	$5.33
Forfeited	(199,416)	$22.32
Expired	(27,660)	$28.42
Balance—September 30, 2021	5,715,147	$18.84	8.57	$44,093
Exercisable—September 30, 2021(1)	2,363,828	$10.28	7.66	$34,790
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2021. Prior to the Company's IPO in January 2020, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the nine months ended September 30, 2021 was $4.8 million.
The total grant-date fair value of the options vested during the nine months ended September 30, 2021 was $11.7 million. The weighted-average grant-date fair value of employee options granted during the nine months ended September 30, 2021 was $19.48.
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2020	162,930	$27.26
Granted	225,900	$30.51
Vested	(37,362)	$27.19
Forfeited	(13,600)	$31.37
Unvested Balance—September 30, 2021	337,868	$29.27
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,266	$1,067	$5,898	$2,209
General and administrative	3,097	1,194	12,308	3,091
Total stock-based compensation expense	$5,363	$2,261	$18,206	$5,300
As of September 30, 2021, there was $56.7 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.2 years. As of September 30, 2021, there was $7.9 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.2 years.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Expected term (in years)	5.5 – 6.2	5.5 – 6.8
Expected volatility	80.6 – 85.2%	78.4 – 80.8%
Risk-free interest rate	0.6 – 1.1%	0.3 – 1.4%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $110,000 and $258,000 as a liability from the early exercise in the accompanying condensed balance sheets as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, there were $79,000 and $176,000 recorded in accrued liabilities, respectively, and $31,000 and $82,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
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
The Company commenced an offering period on January 31, 2020, which ended on May 31, 2020, and resulted in 19,862 shares of stock being issued under the ESPP. The Company also commenced an offering period on June 1, 2020, which ended on November 30, 2020, and resulted in 14,326 shares of stock being issued under the ESPP. In addition, the Company commenced an offering period on December 1, 2020, which ended on May 31, 2021, and resulted in 22,658 shares of stock being issued under the ESPP. Stock-based compensation expense related to the ESPP was $88,000 and $304,000 for the three and nine months ended September 30, 2021, respectively, and $88,000 and $249,000 for the three and nine months ended September 30, 2020, respectively.
10. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2021	2020
Stock options to purchase common stock	5,715,147	3,604,363
Early exercised options subject to future vesting	131,923	419,312
RSU's subject to future vesting	337,868	163,560
ESPP shares subject to future issuance	22,634	14,817
Total	6,207,572	4,202,052

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
Overview
We are a late-stage biopharmaceutical company focused on developing meaningful innovations in immuno-dermatology to address the urgent needs of patients living with immune-mediated dermatological diseases and conditions. Our current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly progress towards our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
In September 2021, we submitted a New Drug Application (NDA) to the FDA for our lead product candidate, roflumilast cream, for the treatment of mild-to-severe plaque psoriasis. Roflumilast cream is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis patients.
Additionally, we have completed a Phase 2 proof of concept study of roflumilast cream in atopic dermatitis, and enrollment is underway in pivotal Phase 3 clinical trials, with topline data expected in the second half of 2022.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 studies in both seborrheic dermatitis and scalp and body psoriasis. Enrollment is underway in single pivotal Phase 3 clinical trials in each of the seborrheic dermatitis and scalp and body psoriasis indications. Topline data is expected in the second or third quarter of 2022 for seborrheic dermatitis and the second half of 2022 for scalp and body psoriasis. If successful, we believe these studies will be sufficient bases to file for regulatory approval, based on our discussions with the FDA.
We are developing ARQ-252, a potent and highly selective topical JAK1 inhibitor, for the treatment of chronic hand eczema and vitiligo. As previously disclosed, our Phase 1/2b study of ARQ-252 for the treatment of chronic hand eczema did not meet its primary endpoint. Further analyses of that study pointed toward inadequate local drug delivery to the skin as a key driver of the lack of efficacy. Importantly, there were no safety or tolerability issues seen in that study. Based on these findings, we also terminated our Phase 2 proof of concept study evaluating ARQ-252 as a potential treatment for vitiligo. We are currently working on re-formulating ARQ-252 to develop an enhanced formulation that delivers more active drug to targets in the skin.
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
We have incurred net losses in each year since inception, including net losses of $57.0 million and $135.0 million for the three and nine months ended September 30, 2021, respectively, and $38.2 million and $101.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $337.0 million and cash, cash equivalents, restricted cash, and marketable securities of $368.8 million.
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
We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the Phase 3 trials of roflumilast cream for atopic dermatitis, the Phase 3 trials of roflumilast foam for seborrheic dermatitis and scalp and body psoriasis, ARQ-252 for chronic hand eczema and vitiligo, and ARQ-255 for alopecia areata.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$40,604	$32,743	$7,861	24%
General and administrative	16,474	5,560	10,914	196%
Total operating expenses	$57,078	$38,303	$18,775	49%
Loss from operations	(57,078)	(38,303)	(18,775)	49%
Other income, net	98	99	(1)	(1)%
Net loss	$(56,980)	$(38,204)	$(18,776)	49%
Research and Development Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$26,743	$24,146	$2,597	11%
Topical JAK inhibitor program	955	4,172	(3,217)	(77)%
Other early stage programs	178	39	139	356%
Indirect costs:
Compensation and personnel-related	8,436	3,664	4,772	130%
Other	4,292	722	3,570	494%
Total research and development expense	$40,604	$32,743	$7,861	24%
Research and development expenses increased by $7.9 million, or 24%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase in compensation and personnel-related costs of $4.8 million, an increase in other costs of $3.6 million, and an increase in direct costs related to the topical roflumilast program of $2.6 million. These increases were partially offset by a decrease in direct costs related to the topical JAK inhibitor program (ARQ-252 and ARQ-255) of $3.2 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount to manage our growing clinical programs. The increase in other costs was primarily due to an increase in consulting activity and medical affairs spending. The increase in topical roflumilast program costs was primarily due to increased manufacturing costs offset by a slight decrease in clinical trial costs. Clinical trial costs declined due to the completion of Phase 3 studies of roflumilast cream in plaque psoriasis, partially offset by the initiation of Phase 3 studies of roflumilast cream in atopic dermatitis and Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis. The decrease in topical JAK inhibitor program costs was primarily due to the completion of our Phase 2 study of ARQ-252 in chronic hand eczema.

General and Administrative Expenses
General and administrative expenses increased by $10.9 million, or 196%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase in compensation and personnel-related expenses of $6.9 million, and an increase in professional services of $3.1 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in professional services was due to an increase in consulting activity and marketing expenses primarily related to roflumilast.
Other Income, Net
Other income, net decreased by $1,000, or 1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$93,000	$87,934	$5,066	6%
General and administrative	42,243	14,647	27,596	188%
Total operating expenses	$135,243	$102,581	$32,662	32%
Loss from operations	(135,243)	(102,581)	(32,662)	32%
Other income, net	213	952	(739)	(78)%
Net loss	$(135,030)	$(101,629)	$(33,401)	33%
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$53,416	$67,980	$(14,564)	(21)%
Topical JAK inhibitor program	8,470	7,785	685	9%
Other early stage programs	434	76	358	471%
Indirect costs:
Compensation and personnel-related	19,874	9,040	10,834	120%
Other	10,806	3,053	7,753	254%
Total research and development expense	$93,000	$87,934	$5,066	6%

Research and development expenses increased by $5.1 million, or 6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in compensation and personnel-related costs of $10.8 million, an increase in other costs of $7.8 million, and an increase in direct costs related to the topical JAK inhibitor program of $0.7 million. These increases were partially offset by a decrease in direct costs related to the topical roflumilast program of $14.6 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount to manage our growing clinical programs. The increase in other costs were primarily due to an increase in consulting activity and medical affairs spending. The increase in topical JAK inhibitor program costs were primarily due to our Phase 2 study of ARQ-252 in vitiligo, partially offset by lower costs related to our Phase 2 study of ARQ-252 in chronic hand eczema. The decrease in topical roflumilast program costs relate primarily to the completion of the Phase 3 studies of roflumilast cream for plaque psoriasis and the Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis. This decrease was partially offset by the costs related to our Phase 3 studies of roflumilast cream in atopic dermatitis and Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis.
General and Administrative Expenses
General and administrative expenses increased by $27.6 million, or 188%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in compensation and personnel-related expenses of $18.1 million, and an increase in professional services of $7.8 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was due to an increase in headcount, coupled with the recognition of $5.3 million of incremental stock-based compensation expense as a result of modification to the vesting schedule and exercise term of previously-granted awards in connection with the retirement of our former Chief Financial Officer during the first quarter. The increase in professional services was mainly due to an increase in consulting activity and marketing expenses primarily related to roflumilast.
Other Income, Net
Other income, net decreased by $0.7 million, or 78%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to a lower yield on our investment portfolio.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. As of September 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $368.8 million, and an accumulated deficit of $337.0 million. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, move into later and more costly stages of product development, develop new product candidates, hire personnel, and prepare for regulatory submissions and the commercialization of our product candidates.
We have historically financed our operations primarily through private placements of preferred stock, as well as our IPO completed in January 2020, and our follow-on financings in October 2020 and February 2021. We will continue to be dependent upon equity, debt financing, collaborations, or other forms of capital at least until we are able to generate positive cash flows from our operations. On May 6, 2021, we entered into a Sales Agreement, with Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million through an ATM equity offering program under which Cowen acts as sales agent. During the nine months ended September 30, 2021, we did not issue or sell any shares of our common stock through our ATM.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(unaudited)
	(in thousands)
Cash used in operating activities	$(122,918)	$(80,462)
Cash used in investing activities	(99,452)	(105,932)
Cash provided by financing activities	209,066	168,765
Net decrease in cash, cash equivalents, and restricted cash	$(13,304)	$(17,629)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $122.9 million, which consisted of a net loss of $135.0 million and a change in net operating assets and liabilities of $9.2 million, partially offset by net non-cash charges of $21.3 million. The change in net operating assets and liabilities was primarily due to an increase of $6.1 million in prepaid expenses and other current assets and a decrease of $3.4 million in accounts payable and accrued liabilities due to the timing of payments and lower outstanding accounts payable balances for our contract research organizations (CROs). The net non-cash charges were primarily related to stock-based compensation expense of $18.2 million.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $99.5 million, which was comprised primarily of purchases of marketable securities of $244.3 million, partially offset by the proceeds from the maturities of marketable securities of $145.6 million.
During the nine months ended September 30, 2020, net cash used in investing activities was $105.9 million, which was comprised primarily of purchases of marketable securities of $179.4 million, partially offset by proceeds from the maturities of marketable securities of $73.6 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $209.1 million, which was comprised primarily of the net cash proceeds received from the follow-on financing in February 2021 of $207.5 million.
During the nine months ended September 30, 2020, net cash provided by financing activities was $168.8 million, which was comprised primarily of the net cash proceeds received from the IPO of $168.6 million.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $337.0 million as of September 30, 2021. We had cash, cash equivalents, and marketable securities of $367.3 million as of September 30, 2021. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.

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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, ARQ-252 in chronic hand eczema and vitiligo, and our formulation and preclinical efforts for ARQ-255 for alopecia areata;
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

Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of September 30, 2021.
Facility Operating Lease
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, we entered into a letter of credit for $1.5 million, which is secured with a restricted cash account in the same amount. The total commitment under the operating lease agreement is $6.7 million, including $0.1 million for the remaining three months of 2021, $0.8 million for 2022, $1.0 million for each of the years 2023, 2024 and 2025, and $2.8 million for 2026 and thereafter. See Note 7 to the unaudited condensed financial statements for additional information.
Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of topical roflumilast cream which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $5.4 million within the next 3 months and then approximately $0.6 million per year for the following 4 years. This amount does not represent all of the our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2021, we had cash and cash equivalents of $51.8 million, restricted cash of $1.5 million, and marketable securities of $315.5 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2021.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss for the nine months ended September 30, 2021 was approximately $135.0 million. As of September 30, 2021, we had an accumulated deficit of $337.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials, and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.
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
As of September 30, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $367.3 million. Based on our planned operations, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations well into 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, ARQ-252 in chronic hand eczema and vitiligo, and our formulation and preclinical efforts for ARQ-255 in alopecia areata;
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
We currently have no products that are approved for commercial sale. Our current portfolio includes our lead product candidate roflumilast cream, a potent PDE4 inhibitor topical cream for the treatment of plaque psoriasis and atopic dermatitis, and our additional product candidates roflumilast foam, a topical foam formulation of roflumilast for the treatment of scalp and body psoriasis and seborrheic dermatitis, ARQ-252, a potent and highly selective topical JAK1 inhibitor for the treatment of chronic hand eczema and vitiligo, and ARQ-255, a potential topical treatment for alopecia areata. We currently do not have drug discovery efforts, and we have no intention to develop these. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization of our current product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with currently limited plans for clinical trials in Australia, the Caribbean, and the EU. We currently anticipate seeking regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may develop, acquire, or in-license. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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
We currently have no products approved for sale; in September we submitted our first NDA to the FDA for our lead product candidate, topical roflumilast cream, and our other product candidates remain in clinical development. Significant risk remains and we cannot provide assurance that they will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the EU.
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
Certain of our primary and secondary endpoints in our clinical trials, including our Phase 3 clinical trials of roflumilast cream in plaque psoriasis, and our previous and planned clinical trials in atopic dermatitis, vitiligo, chronic hand eczema, scalp and body psoriasis and seborrheic dermatitis involve subjective assessments by physician and patients, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires patients to report pruritus (itching) as measured by the WI-NRS and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in our Phase 3 clinical trials of roflumilast cream in plaque psoriasis and atopic dermatitis as well as our Phase 3 clinical trials of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis is based on the percentage of patients achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point IGA scale, referred to as IGA Success. Success in our clinical trials with these or similar endpoints, requires the enrollment of patients with conditions that are severe enough to facilitate a 2-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear” or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll patients with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. As a result, there is no guarantee that our clinical trials will produce the same statistically significant results in IGA Success, which will serve as the primary endpoint, as our prior clinical trials, and there can be no guarantee that the characteristics of the population enrolled in our clinical trials, including our Phase 3 clinical trials, does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.
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
Obtaining marketing approval for a product candidate is a complicated process. Although members of our management team have participated in pivotal trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have limited experience doing so. As a result, the approval process and related activities may require more time and cost more than we anticipate, and we may be unable to successfully complete them for any of our product candidates.

To date, we have submitted an NDA and have completed two Phase 3 studies and three Phase 2 studies in plaque psoriasis with roflumilast cream, a Phase 2 study in atopic dermatitis with roflumilast cream, and two Phase 2 studies in seborrheic dermatitis and scalp and body psoriasis with roflumilast foam. We have also recently initiated pivotal Phase 3 clinical trials of roflumilast cream for the treatment of atopic dermatitis and of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. While the FDA encouraged us at our atopic dermatitis End of Phase 2 meeting to generate additional clinical data in adolescents and adults on the two roflumilast cream doses studied in our Phase 2 study, they also did not raise objections to us proceeding into Phase 3. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA for any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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
We are aware of several companies that are working to develop drugs that would compete against our product candidates for the treatment of psoriasis, atopic dermatitis, chronic hand eczema, vitiligo, and alopecia areata.
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
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc., Opzelura, marketed by Incyte Corporation, and generic and branded versions of low to mid-potency steroids such as hydrocortisone and betamethasone; and the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with roflumilast cream, including but not limited to: topical tapinarof and topical cerdulatinib, both under development by Dermavant Sciences, Inc., topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc., topical PF-06700841, a Tyk2/JAK1 inhibitor under development by Pfizer, Inc., topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, oral PF-04965842, under development by Pfizer Inc., oral upatacitinib, under development by AbbVie, Inc., and injectable lebrikizumab, under development by Eli Lilly and Company.

For chronic hand eczema, our primary competitors include topical therapies such as branded and generic versions of clobetasol, such as Clobex, and generic versions of betamethasone dipropionate. The only other prescription product candidate we are aware of under development for the treatment of chronic hand eczema that would compete with ARQ-252 is delgocitinib, which recently showed proof of concept in a Phase 2a trial and has been approved in a different formulation in Japan (Corectim).
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
As of September 30, 2021, we had 143 full-time employees. We will need to continue to expand our managerial, clinical, commercial, operational, financial, and other resources in order to manage our operations and clinical trials, continue our development activities, and commercialize our lead product candidates or any future product candidates.
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
We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. If there is a disruption to one or more of our third-party suppliers’ relevant operations, we will have no other means of producing our lead product candidates until the affected facilities are restored or alternative manufacturing facilities or sources of supply are procured. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, or reputational issues. Additionally, any damage to or destruction of our third-party manufacturer’s facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to roflumilast cream and roflumilast foam with claims directed to, among other things, formulating roflumilast in combination with hexylene glycol and pharmacokinetic properties of topical roflumilast for improving delivery and extending half-life are currently projected to expire on June 7, 2037 and August 25, 2037, and the issued U.S. patents which we have exclusive rights to from Hengrui as a result of the exercise of our exclusive option with Hengrui in December 2019 for the amount of $1.5 million cash, related to the composition of matter of the active ingredient in ARQ-252 and ARQ-255 (or bisulfate or crystal forms thereof) are currently projected to expire between January 21, 2033 and October 15, 2035 unless a PTE is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants, and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers, and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.
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
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates, and our target indications. Our issued U.S. patents, with claims directed to roflumilast formulations with reduced crystal growth, encompassing roflumilast cream and pharmacokinetic properties of topical roflumilast for improving delivery and extending half-life are currently projected to expire on June 7, 2037 and August 25, 2037. Certain issued U.S. patents that we have licensed from Hengrui relating to, among other things, treatment of several diseases or disorders, including various cancers, allograft rejection, graft versus host disease, rheumatoid arthritis, atopic dermatitis, and psoriasis with SHR0302, or bisulfate and crystal forms thereof, are currently projected to expire beginning in 2033. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
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
We will require final regulatory approval of, and registered trademarks for, any commercial tradename and registered trademarks for a commercial trade name for our lead candidates in the United States or foreign jurisdictions and failure to secure such approval in a timely fashion could adversely affect our business.
We have received Notices of Allowance from the USPTO for commercial trade names for certain of our lead product candidates in the United States. We will be required to obtain similar approvals in certain foreign jurisdictions and will be required to undertake similar registrations with respect to any future product candidates. During trademark registration proceedings, we may receive rejections and may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. While we have received Notices of Allowance from the USPTO for commercial trade names for certain of our lead product candidates, we have not received final FDA approval of such names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.
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
On May 6, 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100,000,000, through an ATM equity offering program under which Cowen will act as our sales agent. During the nine months ended September 30, 2021, we did not issue or sell any shares of our common stock through our ATM Offering Program. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.1†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.				X
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	November 04, 2021	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 04, 2021	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)