Form 10-K
period 2021-12-31
Arcutis Biotherapeutics, Inc.
filed 2022-02-22
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,082,483,639, based on the closing price of the registrant's common stock as reported on The Nasdaq Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 16, 2022 was 50,380,254.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect”, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the success, cost, and timing of our plans to develop and commercialize immune-dermatology drugs, including our current products, roflumilast cream (ARQ-151), topical roflumilast foam (ARQ-154), ARQ-252 and ARQ-255 for indications including psoriasis, atopic dermatitis, scalp psoriasis, seborrheic dermatitis, hand eczema, vitiligo, and alopecia areata;
•the anticipated impact of the coronavirus disease 2019 (COVID-19) outbreak on our ongoing and planned clinical trials and other business operations, including any potential delays, halts, or modifications to our clinical trials and other potential changes to our clinical development plans or business operations;
•our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•the timing of and our ability to obtain and maintain regulatory approvals;
•future agreements, if any, with third parties in connection with the commercialization of our product candidates;
•the success, cost, and timing of our product candidate development activities and planned clinical trials;
•the rate and degree of market acceptance and clinical utility of our product candidates;
•the potential market size and the size of the patient populations for our product candidates, if approved for commercial uses;
•the potential U.S. market sales for our product candidates, if approved for commercial use;
•our commercialization, marketing, and manufacturing capabilities and strategy;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key management and technical personnel;
•our expectations regarding our ability to obtain, maintain, and enforce intellectual property protection for our product candidates; and
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
You should read this Annual Report on Form 10-K we have filed with the U.S. Securities and Exchange Commission (SEC) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Summary of Risk Factors
    Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
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
•The terms of our loan and security agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business;

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
•Certain of the endpoints in our planned clinical trials rely on a subjective assessment of the effect of the product candidate in the subject by either the physician or subject, and may prove difficult to meet in subjects with more severe disease, which exposes us to a variety of risks for the successful completion of our clinical trials;
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
•Even if our lead product candidate or our other product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success;
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
•We currently rely on single source third-party manufacturers to manufacture nonclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. The loss of these manufacturers, or their failure to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business;
•We rely on third parties to conduct our nonclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize roflumilast cream, roflumilast foam, ARQ-252, ARQ-255 or any future product candidates;
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
TRADEMARKS
The mark “Arcutis” and the Arcutis logo are our registered trademarks, and all product names are our common law trademarks. All other service marks, trademarks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to herein appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.
MARKET AND INDUSTRY DATA
This Annual Report on Form 10-K contains estimates, projections and other statistical data and information concerning our industry, our business, and the markets for our product candidates. Some data and statistical information contained herein, including market size and opportunity figures for our product candidates, are based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources, our internal research, and knowledge of the industry and market in which we operate. Some data and statistical information are based on independent reports from third parties, including DR/Decision Resources, LLC, or Decision Resources Group, and Adelphi Group Limited, or Adelphi Group, as well as reports that we commissioned from third parties. Decision Resources Group makes no representation or warranty as to the accuracy or completeness of the data, or DR Materials, set forth herein and shall have, and accept, no liability of any kind, whether in contract, tort (including negligence) or otherwise, to any third-party arising from or related to use of the DR Materials by us. Any use which we or a third-party makes of the DR Materials, or any reliance on it, or decisions to be made based on it, are the sole responsibilities of us and such third-party. In no way shall any data appearing in the DR Materials amount to any form of prediction of future events or circumstances and no such reliance may be inferred or implied.
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

Part I
Item 1. BUSINESS
Overview
We are a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success.
Our lead product candidate, roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis, demonstrating symptomatic improvement and favorable tolerability in this population. We have submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and the FDA has set a Prescription Drug User Fee Act (PDUFA) action date of July 29, 2022. Roflumilast is a highly potent and selective phosphodiesterase type 4, or PDE4, inhibitor, an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the systemic treatment of dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis subjects, showing continued symptomatic improvement and favorable tolerability over a treatment period of 52 to 64 weeks. In atopic dermatitis, we have initiated three pivotal Phase 3 clinical studies: INTEGUMENT-1 and -2 are enrolling subjects six years of age or older and INTEGUMENT-PED is enrolling subjects between the ages of two and five years. We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022. We intend to submit a supplemental New Drug Application (sNDA) for topical roflumilast cream for the treatment of atopic dermatitis patients aged six years or older in 2023 based on the results of INTEGUMENT-1 and -2. Due to the inherent challenges of enrolling young children in clinical trials, together with impacts on enrollment from COVID-19, we now expect to provide topline data from INTEGUMENT-PED in 2023. We intend to submit a subsequent sNDA for the younger age cohort based on INTEGUMENT-PED following the potential initial atopic dermatitis approval in patients aged six years or older.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 clinical trials in both seborrheic dermatitis and scalp and body psoriasis. In seborrheic dermatitis, we initiated a single pivotal Phase 3 clinical trial, with topline data anticipated in mid-year 2022. We also initiated a single pivotal Phase 3 clinical trial in scalp and body psoriasis, with topline data anticipated in the second half of 2022. If these pivotal Phase 3 trials for roflumilast foam are positive, we expect the data to be a sufficient basis for an NDA submission to the FDA for each indication.
Beyond topical roflumilast, we are developing ARQ-252, a potent and highly selective topical Janus kinase type 1, or JAK1, inhibitor. In May 2021, we announced that the Phase 2 study of ARQ-252 in chronic hand eczema did not meet its primary endpoint, with further analyses of the study pointing to inadequate local drug delivery to the skin. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo, as we began reformulation efforts to develop an enhanced formulation of ARQ-252 that delivers more active drug to targets in the skin. Additionally, we have formulation and nonclinical efforts continuing for ARQ-255, an alternative deep-penetrating topical formulation of ARQ-252 designed to reach deeper into the skin and hair follicle in order to potentially treat alopecia areata. The ARQ-255 formulation is separate and distinct from ARQ-252, and thus there are no implications to ARQ-255 from ARQ-252.

Dermatological diseases such as psoriasis, atopic dermatitis, seborrheic dermatitis, hand eczema, alopecia areata, and vitiligo affect hundreds of millions of people worldwide each year, impacting their quality of life, and physical, functional, and emotional well-being. There are many approved treatments for these conditions, but a large opportunity remains due to issues with existing treatments. Topical treatments are used for nearly all patients, but existing topicals are limited by one or more of the following: modest response rates, side effects, patient adherence, application site restrictions, and limits on duration of therapy. Topical corticosteroids, or TCS, are commonly used as the first-line therapy for the treatment of inflammatory skin conditions such as psoriasis, atopic dermatitis, and seborrheic dermatitis. While many patients see improvements, long-term TCS treatment carries the risk of a variety of significant side effects. As a result, TCS are typically used intermittently for brief periods, which can lead to disease flares when patients stop TCS therapy. In psoriasis, vitamin D analogs are also used, but have lower response rates than TCS and are frequently irritating. In atopic dermatitis, topical calcineurin inhibitors, or TCIs, and crisaborole (Eucrisa), a topical non-steroidal PDE4 inhibitor, are used, but have lower response rates than TCS and are associated with application site burning. TCIs also have a boxed warning for cancer risk. Topical ruxolitinib (Opzelura) was approved for the treatment of atopic dermatitis in September 2021, but carries an extensive boxed warning for numerous severe side effects, and is limited to short-term, intermittent use after failure of other treatments. In seborrheic dermatitis, in addition to TCS, topical antifungals are commonly used, but have limited efficacy.
Biologic and systemic therapies are also available for some diseases, but are typically indicated for a small percentage of the affected population. Biologics for psoriasis and atopic dermatitis have shown impressive response rates but are only indicated for the minority of patients with moderate-to-severe forms of disease, are expensive, and often face reimbursement and access restrictions. Treatment with oral systemic therapies such as methotrexate and apremilast (Otezla) has also been limited given modest symptomatic improvement and the frequency of adverse events. Additionally, many patients on biologic and systemic therapies still require adjunctive topical therapy to treat residual symptoms.
Given the limitations associated with existing treatments, we believe patients with inflammatory skin conditions and their dermatologists are dissatisfied with their current treatment options. We believe that there is a significant opportunity to leverage developments in other fields of medicine, particularly inflammation and immunology, to address the significant need for effective chronic treatments in immuno-dermatology. Our initial focus is to address patients’ significant need for innovative topical treatments that directly target molecular mediators of disease, have the potential to show significant symptomatic improvement, maintain a low risk of toxicity or side effects, and are suitable for chronic use on all areas of the body. Based on market research and our internal estimates, we estimate our primary addressable market opportunity, which focuses on U.S. patients treated by dermatologists with topical therapies, at 5 million patients across psoriasis, atopic dermatitis, and seborrheic dermatitis. There are millions of additional U.S. patients suffering from chronic hand eczema, vitiligo, and alopecia areata, as well as millions of patients treated by physicians other than dermatologists for their psoriasis, atopic dermatitis, and seborrheic dermatitis.

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
Key elements of our strategy include:
•Rapidly develop and commercialize our lead product candidate, roflumilast cream, for the treatment of patients with plaque psoriasis and atopic dermatitis. Based on the clinical data generated to date, we believe roflumilast cream has the potential to be the best-in-class non-steroidal topical treatment, with symptomatic improvement in psoriasis patients similar to the combination of a high potency steroid and calcipotriene while potentially delivering a low risk of side effects and a favorable tolerability profile that enables chronic administration, including for pediatric patients. In plaque psoriasis, we have successfully completed pivotal Phase 3 clinical trials, as well as a long-term safety study. We have submitted an NDA to the FDA, and the FDA has set a PDUFA action date of July 29, 2022. In atopic dermatitis, we have initiated three pivotal Phase 3 clinical studies: INTEGUMENT-1 and -2 are enrolling subjects six years of age or older, and INTEGUMENT-PED is enrolling subjects between the ages of two and five years. We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022. We intend to submit an sNDA for topical roflumilast cream for the treatment of atopic dermatitis patients aged six years or older in 2023 based on the results of INTEGUMENT-1 and -2. We expect to provide topline data from INTEGUMENT-PED in 2023 and submit a subsequent sNDA for the younger age cohort following the potential initial atopic dermatitis approval in patients aged six years or older.
•Expand our addressable market with roflumilast foam. We are developing a foam formulation of roflumilast for the treatment of scalp and body psoriasis and seborrheic dermatitis, diseases impacting hair-bearing areas of the body where a cream is not suitable. We have successfully completed Phase 2 clinical trials with roflumilast foam in both seborrheic dermatitis and scalp psoriasis, demonstrating promising efficacy and tolerability in both diseases. In seborrheic dermatitis, we initiated a single pivotal Phase 3 clinical trial, with topline data anticipated in mid-year 2022. We also initiated a single pivotal Phase 3 clinical trial in scalp and body psoriasis, with topline data anticipated in the second half of 2022. If these pivotal Phase 3 trials for roflumilast foam are positive, we expect the data to be sufficient basis for an NDA submission to the FDA for each indication.
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
•Further expand our product portfolio through the development of ARQ-252/ARQ-255. We are developing ARQ-252 and ARQ-255, both of which contain a JAK1 inhibitor with a high relative selectivity to JAK1 over Janus kinase type 2, or JAK2, inhibitor for the treatment of chronic hand eczema and vitiligo, and potentially alopecia areata. Given its high relative selectivity to JAK1 over JAK2, we believe ARQ-252 and ARQ-255 have the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition, giving it the potential to be best-in-class. In May 2021, we announced that the Phase 2 study of ARQ-252 in chronic hand eczema did not meet its primary endpoint, with further analyses of the study pointing to inadequate local drug delivery to the skin. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo, as we began reformulation efforts to develop an enhanced formulation of ARQ-252 that delivers more active drug to targets in the skin. Our formulation and nonclinical efforts for ARQ-255, an alternative deep-penetrating topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata, are continuing. The ARQ-255 formulation is separate and distinct from ARQ-252, and thus there are no implications to ARQ-255 from ARQ-252.
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
We believe one of our core strengths is that we have built the industry's leading platform for dermatology product development. This platform, coupled with our deep expertise in dermatology clinical development and commercialization, is the engine that allows us to generate our highly differentiated product candidates. Our platform has already generated several significant innovations, including:
•Our innovative topical formulation of roflumilast (patented)
•The pharmacokinetic characteristics relating to improving delivery and extending half-life of both the cream and foam formulations of topical roflumilast (patented)
•A novel topical cream without skin-drying surfactants (patent pending)
•The first topical treatment for seborrheic dermatitis with dual anti-fungal and anti-inflammatory action (patent pending)
•Our novel “4D” deep-penetrating formulation allowing topical delivery deeper in the dermis (patent pending).
Roflumilast Cream (ARQ-151)
Our lead product candidate, roflumilast cream, has the potential to offer symptomatic improvement in psoriasis patients similar to the combination of a high potency steroid and calcipotriene, a favorable tolerability profile, the ability to be used chronically, and little to none of the application site reactions associated with many existing topical treatments. Roflumilast cream is designed for simple once-a-day application for chronic use, does not burn or sting on application, and can be used on any part of the body, including sensitive or difficult-to-treat areas, such as the face and intertriginous regions. It quickly and easily rubs into the skin without leaving a greasy residue, does not stain clothing or bedding, or have an unpleasant smell. Roflumilast is a highly potent and selective PDE4 inhibitor that was approved by the FDA for systemic treatment to reduce the risk of exacerbations of chronic obstructive pulmonary disease (COPD) in 2011. Roflumilast has demonstrated a potency advantage of approximately 25x to in excess of 300x compared to the active ingredients in the two other FDA-approved PDE4 inhibitors, Eucrisa and Otezla.
We are currently developing roflumilast cream for plaque psoriasis, including intertriginous psoriasis, as well as atopic dermatitis. We have successfully completed pivotal Phase 3 clinical trials, as well as a long-term safety study, in plaque psoriasis. We have submitted an NDA to the FDA, and the FDA has set a PDUFA action date of July 29, 2022. In atopic dermatitis, we completed our Phase 2 proof of concept study and initiated our Phase 3 clinical program. The atopic dermatitis Phase 3 program includes 4 studies: two identical studies with approximately 650 subjects each, ages 6 and above (INTEGUMENT-1 and -2); a study with approximately 650 subjects ages 2-5 (INTEGUMENT-PED); and an open label extension study with up to 1,500 subjects (INTEGUMENT-OLE). We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022. We intend to submit an sNDA for topical roflumilast cream for the treatment of atopic dermatitis patients aged six years or older in 2023 based on the results of INTEGUMENT-1 and -2. We expect to provide topline data from INTEGUMENT-PED in 2023 and submit a subsequent sNDA for the younger age cohort following the potential initial atopic dermatitis approval in patients aged six years or older.
In July 2018, we executed a licensing agreement with AstraZeneca AB (AstraZeneca) for exclusive worldwide rights to roflumilast as a topical product in humans solely for dermatological indications. We have built our own intellectual property portfolio around topical uses of roflumilast, with issued and pending formulation, pharmacokinetic, and method-of-use patents in the United States and other jurisdictions from several distinct patent families, which should provide us with exclusivity for our product at least into 2037.

Plaque Psoriasis
Psoriasis Background
Psoriasis is an immune disease that occurs in about 3% of the U.S. population, representing approximately 8.6 million patients. About 90% of cases are plaque psoriasis, which is characterized by “plaques”, or raised, red areas of skin covered with a silver or white layer of dead skin cells referred to as “scale” (see figures below). Psoriatic plaques can appear on any area of the body, but most often appear on the scalp, knees, elbows, trunk, and limbs, and the plaques are often itchy and sometimes painful. At least 40% of plaque psoriasis patients have plaques on their scalp, about 15% have plaques in their intertriginous regions, approximately 10% have plaques on their face, and one in three has plaques on their elbows and knees. Each of these areas present a variety of treatment challenges which may be well suited to treatment with topical roflumilast.
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
Because high potency steroids and combinations containing high potency steroids provide robust symptomatic improvement for psoriasis patients, most physicians initiate treatment for nearly all patients with them. However, due to the limitations on duration of treatment to between two and eight weeks, most physicians will switch the patient to a low- to mid-potency steroid or to a vitamin D analog to manage the patient’s psoriasis chronically. These “step down” options provide less symptomatic improvement and are often irritating. Also, rebound is a known challenge with steroids, where psoriasis returns even worse than before steroid treatment. As a result, patients are constantly cycling between effective short courses of high potency steroids and less effective “step down” maintenance treatments.
Treatment with biologics remains highly restricted. In the United States, less than 20% of moderate-to-severe psoriasis patients (equivalent to 6% of all psoriasis patients) are on biologic therapy. The uptake of biologics has remained limited due to multiple factors, including the fact that they are indicated only for use in moderate-to-severe patients, their high cost and patient co-payments, reimbursement and access restrictions, perceived risk of side effects, and patient fear of injection.
Treatment with non-biologic systemic therapy, such as methotrexate or Otezla is also limited. According to Decision Resources Group, non-biologic systemic therapy represents approximately 8% of patients worldwide and 11% of patients in the United States. The use of methotrexate has declined due to concerns about side effects and mandatory routine monitoring. Otezla has a limited U.S. market share in part due to its high annual price relative to topical treatments, modest symptomatic improvement, and frequent adverse events.
Atopic Dermatitis
Atopic Dermatitis Background
Atopic dermatitis is the most common type of eczema, affecting approximately 26 million people in the United States. Atopic dermatitis is the most common skin disease among children, with prevalence steadily increasing from 8% to 12% in the last two decades. Atopic dermatitis is characterized by a defect in the skin barrier, which allows allergens and other irritants to enter the skin, leading to an immune reaction and inflammation. This reaction produces a red, itchy rash, most frequently occurring on the face, arms and legs, and the rash can cover significant areas of the body (see figures below). The rash causes significant pruritus (itching), which can lead to damage caused by scratching or rubbing and perpetuating an ‘itch-scratch’ cycle.

Figures: Atopic Dermatitis Lesions
Source: DermNet
Given the high proportion of pediatric patients, safety and tolerability of atopic dermatitis treatments is paramount. Atopic dermatitis imposes a substantial burden on the patient, parents, and family. Pediatric patients with atopic dermatitis can suffer from sleep disturbances, behavioral problems, irritability, crying, interference with normal childhood activities, and social functioning. Adults with atopic dermatitis also frequently suffer from sleep disturbances, emotional impacts, and impaired social functioning. Adults with atopic dermatitis also appear to be at a significantly increased risk of anxiety, depression, and suicidal ideation compared to the general population.
Current Atopic Dermatitis Treatment Landscape
The vast majority of atopic dermatitis patients are being treated with topical therapies, particularly low- to mid-potency topical steroids and TCIs, and these two classes of drugs constituted nearly all atopic dermatitis prescriptions in 2021. Despite their widespread use, existing topical therapies all possess substantial shortcomings:
•Topical steroids pose a particular concern in pediatric patients due to the risk of systemic absorption, and the consequent risk of HPA axis suppression, and potential developmental problems. Chronic use of topical steroids in atopic dermatitis patients is generally avoided. Many physicians are also reluctant to use steroids to treat atopic dermatitis on the face due to the increased risk of glaucoma and cataracts, or the diaper/groin region due to risk of skin thinning. There is also considerable concern among many parents about treating their children with steroids.
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
•Opzelura is a topical JAK inhibitor approved in September 2021 for the treatment of mild to moderate atopic dermatitis. The label carries an extensive boxed warning for serious infections, all-cause mortality, malignancy, major adverse cardiovascular events and thrombosis, and the product is limited to short-term, non-continuous use after failure of other treatments.
Treatment with biologics like Dupixent remains highly restricted. In the United States, less than 2% of all atopic dermatitis patients are on biologic therapy. The uptake of biologics has remained limited due to multiple factors, including the fact that they are indicated only for use in moderate-to-severe patients, their high cost and patient co-payments, reimbursement and access restrictions, and patient fear of injection.

Roflumilast Cream Clinical Development
Plaque Psoriasis
    We have successfully completed the pivotal clinical studies of roflumilast cream in plaque psoriasis, and submitted an NDA to the FDA. The FDA has set a PDUFA action date of July 29, 2022. Our NDA submission is supported by the positive data from the pivotal Phase 3 clinical studies, DERMIS-1 and DERMIS-2, and our long-term Phase 2b open label study. In all trials, roflumilast cream was generally well-tolerated with a favorable safety and tolerability profile.
Key Completed Trials
ARQ-151-301 and 302 (DERMIS-1 and DERMIS-2 pivotal Phase 3 studies)
The DERMIS-1 and DERMIS-2 studies were identical pivotal Phase 3 randomized, parallel, double-blind, vehicle-controlled, multi-national, multi-center studies in which subjects age 2 years and above with mild, moderate, or severe chronic plaque psoriasis involving between 2% and 20% body surface area received 8 weeks of (i) roflumilast cream 0.3% once daily or (ii) matching vehicle once daily. DERMIS-1 enrolled 439 subjects and DERMIS-2 enrolled 442 subjects.
Results from the eight-week treatment period demonstrated statistically significant improvement compared to the matching vehicle on key efficacy endpoints. On the studies’ primary efficacy endpoint of percentage of subjects achieving Investigator Global Assessment (IGA) success, which was defined as a score of “clear” or “almost clear” plus a 2-grade improvement from baseline at week 8, 42.4% of subjects treated with roflumilast cream achieved IGA Success, compared to 6.1% of subjects treated with vehicle (p < 0.0001) in DERMIS-1, and 37.5% of subjects treated with roflumilast cream achieved IGA Success, compared to 6.9% of subjects treated with vehicle (p<0.0001) in DERMIS-2. Roflumilast cream also demonstrated statistically significant improvements over vehicle on key secondary endpoints, including on Intertriginous IGA Success, Psoriasis Area Severity Index-75, reductions in itch as measured by the Worst Itch-Numerical Rating Scale, and patient perceptions of symptoms as measured by the Psoriasis Symptoms Diary (PSD).
Roflumilast cream was well-tolerated by the patient populations, with rates of treatment-emergent adverse events (“TEAEs”) low and similar to vehicle, with most TEAEs assessed as mild to moderate in severity. Of the subjects treated with roflumilast cream, five subjects (1.7% of subjects) in DERMIS-1 and one subject (0.3% of subjects) in DERMIS-2 discontinued the study due to a TEAE. There were no treatment-related serious adverse events.
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

In this open label study, roflumilast cream 0.3% applied once daily for up to 52 weeks demonstrated favorable safety and tolerability over the long-term treatment period, consistent with what was seen in the randomized Phase 2b study, with only 3.6% of subjects experiencing a treatment-related adverse event during 52 weeks of treatment. Additionally, a durable treatment effect was maintained through 52 to 64 weeks. At week 52 of the long-term safety study, 44.8% of all subjects attained an IGA Success of clear or almost clear, with 34.8% of subjects in Cohort 1 and 39.5% of subjects in Cohort 2 achieving IGA Success, defined as a score of clear or almost clear plus a 2-grade improvement from baseline. Additionally, of the subjects in the 12-week randomized Phase 2b study who were treated with roflumilast cream 0.3%, and who attained an IGA of clear or almost clear at 12 weeks in the first study, then continued on treatment in the long-term safety study, 66.7% had an IGA of clear or almost clear at the end of 64 weeks of treatment or their last visit. Of the 332 subjects in this study, 73.5% completed the full 52 weeks of open label treatment, with only 3.9% of subjects discontinuing the study due to an adverse event and less than 1% of subjects discontinuing due to lack of efficacy. There were no treatment related serious adverse events reported.
Atopic Dermatitis
Key Completed Trials
ARQ-151-212
The most recent study completed with roflumilast cream in atopic dermatitis was a multi-center, double-blind, vehicle-controlled proof of concept Phase 2 study, in which 136 adolescents (ages 12 and above) and adults with mild to moderate atopic dermatitis involving between 1.5% and 35% BSA were randomized across three arms to receive once daily topical applications for 4 weeks of: (1) roflumilast cream 0.15%, or (2) roflumilast cream 0.05%, or (3) vehicle. The goals of this small proof of concept study were to establish whether roflumilast cream provides a signal of potential symptomatic improvement in atopic dermatitis subjects, as well as to gain an understanding of its tolerability. Completion rates for the study were 98% in the roflumilast cream 0.15% arm, 91% in the roflumilast cream 0.05% arm, and 93% in the vehicle arm.
On the study's primary endpoint, the absolute change from baseline in the Eczema Area and Severity Index (EASI) Total Score after 4 weeks of once daily treatment, neither dose reached statistical significance versus vehicle, although roflumilast cream 0.15% showed a trend towards significance, with a mean improvement of 6.4 in subjects treated with roflumilast cream 0.15% compared to 4.8 in subjects treated with vehicle (p = 0.097). On the secondary endpoint of mean percent change from baseline on EASI, roflumilast cream 0.15% demonstrated a statistically significant improvement versus vehicle (72.3% versus 55.8%, p = 0.049). Efficacy was also observed at both doses as measured by EASI-75 (roflumilast cream 0.05%: 59.1% versus vehicle: 31.1%, p = 0.009 and roflumilast cream 0.15%: 52.3% versus vehicle: 31.1%, p = 0.045). On the Validated Investigator Global Assessment - Atopic Dermatitis (vIGA-AD), roflumilast cream 0.15% also demonstrated a statistically significant improvement versus vehicle in the percentage of subjects achieving clear or almost clear (roflumilast cream 0.15%: 52.3% versus vehicle: 31.1%, p = 0.040).
In this study, both doses of roflumilast cream were well-tolerated. 95% of subjects on active treatment completed the full study. The incidence of treatment-related TEAEs and application site reactions were low (< 5%) and similar between active treatment and vehicle. All TEAEs were mild to moderate in severity. Among subjects receiving roflumilast cream, there was only one serious adverse event (SAE), which was unrelated to treatment, and only one discontinuation due to a TEAE.
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

Key Ongoing Trials
The atopic dermatitis Phase 3 program includes four studies. INTEGUMENT-1 and -2 are multi-center, double-blind, vehicle-controlled Phase 3 studies, in approximately 650 subjects in each study, ages 6 and above with mild to moderate atopic dermatitis. Subjects have been randomized to receive once daily topical applications for 4 weeks of roflumilast cream 0.15%, or vehicle. The primary endpoint is the proportion of all randomized subjects who attain IGA Success, defined as a vIGA-AD score of ‘clear’ or ‘almost clear’ plus a 2-grade improvement from Baseline at week 4. Sharing a similar overall design, INTEGUMENT-PED is a multi-center, double-blind, vehicle-controlled Phase 3 study in approximately 650 subjects ages 2-5 with mild to moderate atopic dermatitis. Subjects have been randomized to receive once daily topical application for 4 weeks of roflumilast cream 0.05%, or vehicle and the primary endpoint is also the proportion of all randomized subjects who attain IGA Success at week 4. INTEGUMENT-OLE is an open label extension study that is enrolling up to 1,500 subjects who have completed INTEGUMENT-1, -2, or -PED. Subjects are to be treated for up to 52 weeks and the primary endpoints are the occurrence of TEAEs and SAEs. We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022, and from INTEGUMENT-PED in 2023.

Roflumilast Foam (ARQ-154)
We are also developing a foam formulation of topical roflumilast for the treatment of scalp psoriasis and seborrheic dermatitis. Roflumilast foam contains the same highly potent and selective PDE4 inhibitor in roflumilast cream, and is nearly identical to roflumilast cream, with all ingredients in the foam being the same as those in the cream, other than reduced oil content and the addition of a propellant in the can to create the foam. Roflumilast foam is a light foam, similar to hair mousse, that has been designed to deliver the drug to the scalp while not leaving a greasy residue or disturbing hair style. The foam breaks easily upon agitation, creating a thin solution that can be rubbed easily into the scalp. Additionally, the product does not melt on the fingers prior to application. Roflumilast foam will not stain clothing or bedding, and does not have an unpleasant smell. Roflumilast foam is designed for simple once-a-day application and neither burns nor stings on application.
We have successfully completed Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, demonstrating promising efficacy and tolerability in both diseases, and are currently conducting pivotal Phase 3 studies in both indications. We believe that roflumilast foam may offer physicians and patients a highly differentiated clinical profile that is ideally suited to address unmet needs in the topical treatment of seborrheic dermatitis and scalp psoriasis.
Seborrheic Dermatitis
Seborrheic Dermatitis Background
Seborrheic dermatitis is a common skin disease that is estimated to occur in more than 10 million people in the United States. The disease causes red patches covered with large, greasy, flaking yellow-gray scales, and is frequently itchy. It appears most often on the scalp, face (especially on the nose, eyebrows, ears, and eyelids), upper chest, and back as depicted in the figure below. A milder variant of the disease is dandruff. While the pathogenesis of seborrheic dermatitis is not well understood, some experts believe a contributor is an over-abundance of Malassezia, a naturally occurring yeast found on normal skin but found in excess numbers on skin with seborrheic dermatitis. There also is an immunological or inflammatory component, possibly as a result of the proliferation of the Malassezia yeast and its elaboration of substances that irritate the skin. Seborrheic dermatitis can occur in both adults and infants, and in infants is commonly referred to as “cradle cap”.
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
We believe roflumilast foam may present a unique dual mechanism of action to treat patients with seborrheic dermatitis. Based on clinical data to date across indications, topical roflumilast has demonstrated strong anti-inflammatory properties. In addition, a recent nonclinical study demonstrated that roflumilast foam may also possess anti-fungal effects, specifically against Malassezia, the fungus implicated in seborrheic dermatitis. Because the pathogenesis of seborrheic dermatitis potentially includes both a fungal overgrowth component and an inflammatory component, roflumilast foam’s putative dual mechanism of action may provide symptomatic improvement for patients not achieving suitable responses from currently available therapies. In addition to the opportunity in treatment resistant patients, we believe roflumilast foam may be an option for some patients as a first-line therapy, especially patients with involvement of the face where other therapies are contraindicated.
Scalp Psoriasis
Scalp Psoriasis Background
Scalp psoriasis is a manifestation of plaque psoriasis that occurs in nearly half of all psoriasis patients, characterized by plaques in the hair-bearing area of the scalp and sometimes extending to the forehead, back of the neck, or behind or inside the ears as depicted in the figures below. These psoriatic plaques are identical to plaques on other body areas, however topical treatment of these plaques is complicated by the difficulty of delivering topical drugs under hair-bearing areas. As with psoriatic plaques on other parts of the body, psoriasis on the scalp is often itchy and is sometimes painful. Scalp psoriasis can also be associated with hair loss, likely due to damage to the hair from excessive scratching, rubbing, or combing of the affected area.

Figures: Scalp Psoriasis
Source: DermNet (left)
Current Scalp Psoriasis Treatment Landscape
Scalp psoriasis treatments are similar to plaque psoriasis treatments, given that the plaques are identical to the plaques in other body areas. Topical treatments for scalp psoriasis include TCS, vitamin D analogs, or the combination, in a topical formulation suitable for hair-bearing areas, such as shampoos, solutions, or foams. However, many of the current topical formulations for hair-bearing areas are poorly formulated and are not well-received by patients. Existing topical treatments for the scalp also suffer from the same efficacy, safety, tolerability, and patient acceptability issues as existing creams and ointments. While both biologics and systemic treatments will improve scalp psoriasis, they suffer from the same limitations on their use as in plaque psoriasis.
Roflumilast Foam Clinical Development
We have successfully completed Phase 2 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis. In seborrheic dermatitis, we initiated a single pivotal Phase 3 clinical trial, with topline data anticipated in mid-year 2022. We also initiated a single pivotal Phase 3 clinical trial in scalp and body psoriasis, with topline data anticipated in the second half of 2022. If these pivotal Phase 3 trials for roflumilast foam are positive, we expect the data to be sufficient basis for an NDA submission to the FDA for each indication.
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

Key Ongoing and Upcoming Trials
ARQ-154-304 (Phase 3 Study)
The "STudy of Roflumilast foam Applied Topically for the redUction of seborrheic derMatitis" (STRATUM) is a Phase 3, parallel group, double blind, vehicle-controlled study of the safety and efficacy of roflumilast 0.3% foam administered once-daily in approximately 450 subjects ages nine and older with moderate to severe seborrheic dermatitis. The primary endpoint of the study is the proportion of subjects achieving IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at eight weeks.
ARQ-154-214 (Long-Term Safety)
Study ARQ-154-214 is an ongoing multi-center, open label Phase 2 long-term safety study of roflumilast foam 0.3% applied once daily in subjects with seborrheic dermatitis. This study includes subjects who were treated previously in the Phase 2 trial (ARQ-154-203), as well as subjects naive to treatment with roflumilast foam. Periodic clinic visits will include assessments for clinical safety, application site reactions, and disease improvement, or progression.
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
Key Ongoing and Upcoming Trials
ARQ-154-309 (Phase 3 Study)
The “A Randomized tRial Employing topiCal roflumilasT foam to treat scalp psORiasis” (ARRECTOR) study is a parallel group, double blind, vehicle-controlled pivotal Phase 3 study of the safety and efficacy of roflumilast 0.3% foam or a matching vehicle administered once-daily in approximately 420 subjects with scalp and body psoriasis ages 12 and older. The co-primary endpoints of the study include the proportion of subjects achieving S-IGA success and the proportion of subjects achieving B-IGA success, with IGA success defined as an IGA score of ‘clear’ or ‘almost clear’ plus a 2-point improvement from baseline after eight weeks.

ARQ-252
ARQ-252 is topical cream formulation of a potent and highly selective small molecule inhibitor of JAK1 that we are developing for chronic hand eczema and vitiligo. In a nonclinical study, ARQ-252 proved to be highly selective to JAK1 over JAK2. We believe that due to its high selectivity for JAK1 over JAK2, ARQ-252 has the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition. As the only JAK1-selective topical in development, we believe that ARQ-252 could offer a best-in-class topical JAK inhibitor, with a more favorable safety and tolerability profile than other topical JAK inhibitors due to its selectivity to JAK1 over JAK2, robust symptomatic improvement due to its high potency against JAK1, and a convenient and patient-friendly cream formulation.
In May 2021, we announced that the Phase 1/2b study of ARQ-252 in chronic hand eczema did not meet its primary endpoint, with further analyses of the study pointing to inadequate local drug delivery to the skin. Importantly, there were no safety or tolerability issues seen in that study. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo, as we began reformulation efforts to develop an enhanced formulation of ARQ-252 that delivers more active drug to targets in the skin. Additionally, we have formulation and nonclinical efforts continuing for ARQ-255, an alternative deep-penetrating topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata. The ARQ-255 formulation is separate and distinct from ARQ-252, and thus there are no implications to ARQ-255 from ARQ-252.
In December 2019, we exercised our exclusive option under our Hengrui License Agreement to exclusively license the active pharmaceutical ingredient in ARQ-252 for all topical dermatological uses in the United States, Canada, Europe, and Japan. Jiangsu Hengrui Medicine Co., Ltd. (Hengrui) is developing SHR-0302, the active ingredient in ARQ-252, for the oral treatment of various inflammatory and immunological disorders, including rheumatoid arthritis, Crohn’s disease, and ulcerative colitis, and has completed a Phase 2b study in rheumatoid arthritis. Under our agreement, we have the right to reference their safety data, along with the systemic toxicology data supporting their program. Hengrui has built strong intellectual property protection around the active ingredient in ARQ-252, and holds U.S. composition of matter patents, including patents for the bisulfate form of the active ingredient that do not begin to expire until 2033. We believe there is the potential for additional intellectual property protection of ARQ-252 through possible future formulation and other patents.
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
Vitiligo can have profound psychological impact on patients, particularly those with skin of color. Patients may feel loss of self-esteem and experience stigmatization. At this point in time, there are no FDA-approved treatments for vitiligo, so patients are often treated with off-label combinations of steroids, TCIs, ultraviolet light, and lasers. As such, there is great unmet need for therapies that are more effective and less limiting than currently available treatment modalities.
ARQ-252 Clinical Development
Chronic Hand Eczema
ARQ-252-205 Study (Phase 2b Study)
In May 2021, we announced that the Phase 1/2b study of ARQ-252 in chronic hand eczema did not meet its primary endpoint of IGA clear or almost clear at week 12, with further analyses of the study pointing to inadequate local drug delivery to the skin. Importantly, there were no safety or tolerability issues seen in that study. We are currently working on re-formulating ARQ-252 to develop an enhanced formulation that delivers more active drug to targets in the skin.
Vitiligo
ARQ-252-213 Study (Phase 2a Study)
Given the failure of the Phase 1/2b study of ARQ-252 in chronic hand eczema, and the data pointing towards inadequate drug delivery, we elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo. We are currently working on re-formulating ARQ-252 to develop an enhanced formulation that delivers more active drug to targets in the skin.

ARQ-255
We are also developing ARQ-255, an alternative topical formulation of ARQ-252 designed to reach deeper into the skin in order to potentially treat alopecia areata. Alopecia areata is an autoimmune disorder that causes the immune system to incorrectly attack the body’s own cells, specifically the hair follicles, leading to loss of hair—usually in patches—on the scalp, face or sometimes other areas of the body. While oral JAK inhibitors have shown symptomatic improvement in the treatment of alopecia areata, multiple topically applied JAK inhibitors have failed to demonstrate symptomatic improvement in alopecia areata. It is our belief that this discrepancy is due to the site of inflammation driving alopecia areata, deep in the skin at the base (bulb) of the hair follicle. While oral JAK inhibitor administration can achieve required levels of drug at the site of inflammation, conventional topical applications are unlikely to deliver concentrations of JAK inhibitors to the site of inflammation adequate to treat alopecia areata. We have undertaken a formulation effort we refer to as Deep Dermal Drug Delivery (“4D” technology), that leverages some of the unique physical properties of the active pharmaceutical ingredient in ARQ-255, and which we believe may allow us to topically deliver sufficient concentrations of the drug to potentially treat alopecia areata via topical administration. Formulation and nonclinical efforts are continuing for ARQ-255.
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
Many of our competitors have greater financial, technical, and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that offer more symptomatic improvement, have a lower risk of side effects, or are less costly than our current or future product candidates.
Our success will be based in part on our ability to identify, develop and commercialize a portfolio of product candidates that have a lower risk of side effects and/or provide more symptomatic improvement than competing products.
For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc.; Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc.; topical therapies such as branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP; generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat psoriasis and compete with roflumilast cream, including tapinarof, under development by Dermavant Sciences, Inc. and deucravacitinib, an oral Tyrosine kinase type 2 (Tyk2) inhibitor under development by BMS, Inc.
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation; which was approved in September 2021, and generic and branded versions of low to mid-potency steroids such as hydrocortisone and betamethasone. In the moderate-to-severe setting, the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc; is approved, as well as the recently approved injectable biologic therapy Adbry, marketed by LEO Pharma. Non-injectable systemic therapies RINVOQ and CIBINQO were also recently approved in moderate-to-severe atopic dermatitis. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with roflumilast cream, including but not limited to: topical tapinarof and topical cerdulatinib, both under development by Dermavant Sciences, Inc., topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc. (approved as Corectim in Japan), topical PF-06700841, topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, oral PF-04965842, under development by Pfizer Inc., and injectable lebrikizumab, under development by Eli Lilly and Company.

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
For vitiligo, our primary competitors include topical therapies such as generic and branded versions of calcineurin inhibitors, including Elidel, marketed by Bausch Health; branded and generic versions of high potency steroids, including Clobex, marketed by Galderma Laboratories, LP; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat vitiligo and compete with ARQ-252, including but not limited to: topical cerdulatinib, under development by Dermavant Sciences, Inc., Opzelura, under development by Incyte Corporation, and both oral PF-06651600 and oral PF-06700841, under development by Pfizer Inc.
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
Commercial Operations
We intend to build our own commercial infrastructure in the United States and Canada to support the commercialization of our product candidates. We have begun to build commercial infrastructure given that regulatory approval of our first product candidate appears reasonably likely. We plan to build our own small specialty sales force to target dermatologists, with approximately 100 field-based staff. We may seek partnerships that allow us to target pediatricians and primary care physicians if required to maximize the potential of our product candidates. We have begun hiring the required sales, marketing, access and reimbursement, sales support, and distribution capabilities to prepare for commercialization. To develop the required commercial infrastructure, we will have to invest substantial financial and management resources, some of which will be committed prior to any confirmation that our product candidates will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved. We may also seek other partners to help us access other geographic markets.
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

As of February 22, 2022, we own or have an exclusive license to 13 issued U.S. patents and 15 issued foreign patents, which include granted European patent rights that have been validated in various European Union (EU) member states, and 11 pending U.S. patent applications, 43 pending foreign patent applications and two applications filed under the Patent Cooperation Treaty. Of these patents and patent applications:

•Roflumilast cream & roflumilast foam: As of February 22, 2022, we own seven issued U.S. patents, one issued Canadian patent, one issued Japanese patent, one issued Chinese patent, one issued Hong Kong patent, seven pending U.S. patent applications, and 43 pending foreign applications (two in Canada; three each in Hong Kong, Japan, Mexico, New Zealand, India, Australia, Europe, Israel, Brazil, China, Korea and Eurasia; and five under the Patent Cooperation Treaty), relating to roflumilast cream and roflumilast foam. The issued U.S. patent that we have licensed from AstraZeneca claiming a composition of matter encompassing roflumilast, the active pharmaceutical ingredient in roflumilast cream and roflumilast foam, expired on January 27, 2020. Data exclusivity for oral roflumilast expired on January 23, 2021. Our issued patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, formulating roflumilast in combination with hexylene glycol, methods of making such formulations, and methods of treatment using such formulations, and a method for improving treatment adherence by improving delivery and extending the plasma half-life of a roflumilast composition. These issued U.S. patents relating to roflumilast cream and roflumilast foam will expire not earlier than June 2037 (excluding any potential PTE). Our pending patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, other aspects of our roflumilast formulations, as well as unique pharmacokinetic aspects of topical roflumilast.

•ARQ-252 & ARQ-255: As of February 22, 2022, we have an exclusive license from Hengrui to six issued U.S. patents, five issued Japanese patents, and five issued EU patents (validated in a number of EU member states, including for certain applications, Austria, Belgium, Bulgaria, Croatia, the Czech Republic, Estonia, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Lithuania, Luxemburg, Monaco, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovenia, Slovakia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), one pending U.S. patent application, three pending Japanese patent applications, and two pending EU patent applications relating to SHR0302. These patents and patent applications contain claims directed towards the composition of matter of the SHR0302 compound and bisulfate and crystalline forms thereof, pharmaceutical compositions and treatment methods. The issued patents and pending applications, if issued, relating to SHR0302 will not begin to expire until 2033. We have filed three pending U.S. patent applications and three patent applications under the Patent Cooperation Treaty relating to, among other things, SHR0302 formulations and methods of treatment. We anticipate filing additional patent applications directed towards formulations, methods and other aspects of our technology relating to ARQ-252 and ARQ-255 which we may develop in the future.
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
Government Regulation
Government authorities in the United States, at the federal, state, and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. We, along with any third-party contractors, will be required to navigate the various nonclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s Good Laboratory Practice (GLP) requirements and other applicable regulations;
•submission to the FDA of an Investigational New Drug application (IND) which must become effective before human clinical trials may begin;
•approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug for its intended use;
•preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves nonclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and activity of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLP requirements, when applicable. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing, and control, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal studies evaluating reproductive toxicity and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical trials involve the administration of the investigational drug product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with GCP requirements, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB for each site proposing to conduct each clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger Phase 3 clinical trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Concurrent with clinical trials, developers usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
FDA Review and Approval Process
Assuming successful completion of the required clinical studies in accordance with all applicable regulatory requirements, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor of an approved NDA is also subject to an annual program fee. Waivers of application user fees may be obtained in certain limited circumstances.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for review, or “filed” by FDA, based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the additional information must be included in any resubmitted NDA, which is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity (NME), and of ten months from the date of NDA receipt to complete a standard review of an NDA for a drug that is not an NME. These review periods may be reduced from ten months to six months for an application designated for priority review.
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
Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless it determines the facility is compliant with cGMP requirements and adequate to assure consistent production of the product within required specifications.
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will typically issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, as a condition of approving an NDA, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicine by managing its safe use, and can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and the labeling and prescribing information for the product may be changed based on the results of these post-marketing studies.
Changes to the conditions established in an approved NDA, including changes in indications, labeling, or manufacturing processes or facilities, require a submission to the FDA in the form of an NDA supplement or as part of the NDA Annual Report. FDA approval prior to implementation is required for most major changes, and the FDA’s timeline for review varies according to the type of change being made. An NDA supplement for a new indication typically requires clinical data, and the FDA uses the same general procedures when reviewing such NDA efficacy supplements as it does in reviewing original NDAs.
Pediatric Information
The Pediatric Research Equity Act (PREA) as amended, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required clinical assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of required pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. In addition, the Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six month extension of any exclusivity—patent or nonpatent—for a drug, if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. There also are continuing, annual program fee requirements for any marketed products.

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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning, or other safety information about the product;
•fines, warning letters, or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension, or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

The Hatch-Waxman Act
Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. However, a drug must meet certain criteria relative to the Listed Drug to be eligible to use the Section 505(b)(2) pathway as opposed to the abbreviated NDA, or ANDA pathway, which is described below. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA generally provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version can often be substituted by pharmacists under prescriptions written for the reference listed drug.
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
A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the application until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor's decision to initiate patent litigation.

Hatch-Waxman Exclusivity
The Hatch-Waxman Act establishes a period of regulatory exclusivity for certain approved drug products during which the FDA cannot accept for review an ANDA or 505(b)(2) NDA that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon NDA approval of a drug containing a new chemical entity, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another applicant that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
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
Five year and three year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
Other Healthcare Laws
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, and other healthcare laws and regulations.
The U.S. federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.
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
Further, the Physician Payments Sunshine Act requires certain manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined broadly to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives) and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.
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

Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any new therapeutic product candidate. Sales in the United States will depend in part on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE, and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which reimbursement for therapeutic product candidates may be sought can be subject to challenge, reduction, or denial by payors.
The regulations that govern coverage, pricing, and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, a drug company can obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of that product.
A drug company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, and other organizations. Even if one or more products are successfully brought to the market, these products may not be considered cost-effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Increasingly, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products.
The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Significant delays can occur in obtaining reimbursement for newly-approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers a drug company’s costs, including research, development, manufacture, sale, and distribution.
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
Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover a drug company’s costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services, and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

U.S. Healthcare Reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act (ACA) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, which has since been increased to 70%, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any products we may develop.

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
We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional governmental action is taken in response to the evolving effects of the COVID-19 pandemic. Additionally, health reform initiatives may arise in the future, particularly as a result of the 2020 presidential election.
Human Capital Resources and Employees
As of December 31, 2021, we had 147 full-time employees. Of these full-time employees, 25 have an M.D., a Ph.D. or a Pharm. D and 3 have been Nurse Practitioners or Physician Assistants. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees through the granting of stock-based compensation awards and cash-based performance bonus awards.
The pharmaceutical development business is fundamentally a people-centric, knowledge-based business. Additionally, one core element of our corporate strategy is to build an industry-leading team of dermatology experts. As such, we expend considerable management time and attention, and financial resources, to attracting, retaining, and motivating exceptional individuals at our company. These efforts include not only our recruitment and compensation programs, but equally importantly, include the corporate culture that we have built at the company, and the management practices we employ in order to obtain the best possible performance from our team.
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

Available Information
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we therefore file periodic reports, proxy statements, and other information with the SEC relating to our business, financial statements, and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements, and other information regarding issuers such as Arcutis Biotherapeutics, Inc.
For more information about us, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.arcutis.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS
This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition, and the trading price of our common stock. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations". The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We have a limited operating history upon which you can evaluate our business and prospects, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements, undertaking various research and nonclinical studies, conducting clinical trials for our product candidates, and preparing for commercialization activities.
We have never generated any revenue from product sales and have incurred losses in each year since our inception in June 2016. We have not yet demonstrated our ability to successfully obtain regulatory approvals or conduct sales and marketing activities necessary for successful commercialization.
Our net loss for the years ended December 31, 2021 and 2020 was approximately $206.4 million and $135.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $408.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to prepare for commercialization activities, develop our product candidates, conduct clinical trials, and pursue research and development activities. We may never achieve profitability and, even if we do, we may not be able to sustain profitability in subsequent periods. We will continue to incur significant research and development and other expenses related to our ongoing operations and the development of our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.
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
Since our inception, we have invested substantially all of our efforts and financial resources in research and development activities, and we expect to continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates, roflumilast cream, roflumilast foam, ARQ-252 and ARQ-255, the development or acquisition of additional product candidates, and the maintenance and expansion of our business operations and capabilities. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and securing manufacturing and supply of product candidates, and marketing and selling any products approved for sale. These expenditures may also include costs associated with in-licensing dermatology assets consistent with our core strategy. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates.
As of December 31, 2021, we had capital resources consisting of cash, cash equivalents, and marketable securities of $387.1 million. In addition, as of December 31, 2021, we had $75.0 million outstanding under our Loan Agreement and an aggregate of up to $150.0 million in additional funding under our loan and security agreement that may become available subject to the satisfaction of specified conditions. Based on our planned operations, we believe that our existing cash, cash equivalents, and marketable securities, combined with committed funding under the Loan Agreement, will be sufficient to fund our operations into 2024. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, ARQ-252 in chronic hand eczema and vitiligo, and our formulation and nonclinical efforts for ARQ-255 in alopecia areata;
•suspensions or delays in the enrollment, issues with data collection, or changes to the number of subjects we decide to enroll in our ongoing clinical trials as a result of the COVID-19 pandemic, competing trials or otherwise;
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
Adequate additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to reduce our workforce, delay, limit, reduce, or terminate our research and development activities, nonclinical studies, clinical trials or other development activities, and future commercialization efforts, or grant rights to develop and market product candidates, such as roflumilast cream, that we would otherwise develop and market ourselves.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict, and could cause our future operating results to fall below expectations.
Our operations to date have been primarily limited to researching and developing our product candidates and undertaking nonclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Furthermore, our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•delays in the commencement, enrollment, and the timing of clinical testing for our product candidates, in light of the COVID-19 pandemic, competing trials or otherwise;
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
•our dependency on Contract Research Organizations (CROs) to help manage our clinical trials, and third-party manufacturers to supply or manufacture our product candidates;
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
The terms of our loan and security agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
As of December 31, 2021, we had $75.0 million outstanding under our loan and security agreement, or the Loan Agreement, with SLR Investment Corp., or SLR, and the lenders party thereto. Pursuant to the Loan Agreement, the lenders agreed to extend us term loans in an aggregate principal amount of up to $225.0 million, comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million. We refer to the tranche A, tranche B and tranche C term loans together as our Term Loans. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions. The Loan Agreement contains a number of representations and warranties and affirmative and restrictive covenants, including financial covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
If the debt under the Loan Agreement were accelerated due to an event of default or otherwise, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern. Moreover, regardless of a potential event of default, the debt under the Loan Agreement matures and is due on January 1, 2027. As a result, we may need to refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that an extension will be granted, that we will be able to renegotiate the terms of the agreement with the lender or that we will be able to secure separate debt or equity financing on favorable terms, if at all.
In order to service our indebtedness, we need to generate cash from our operating activities or additional equity or debt financing. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
•timely completion of our nonclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate, particularly as a result of the impact of the COVID-19 pandemic and competitive trials, and will depend substantially upon the performance of third-party contractors;
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
•achieving, maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our lead product candidates or any future product candidates or approved products, if any;
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
•our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale, and distribution in such countries and territories, whether alone or in collaboration with others, particularly in light of the challenges to sales, marketing, and commercialization activities resulting from the COVID-19 pandemic;
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
The factors outlined above, many of which are beyond our control, including the impact on our business resulting from the COVID-19 pandemic, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our product candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business.
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our Phase 2 proof of concept study in atopic dermatitis had a limited number of subjects and did not reach statistical significance for the primary endpoint of absolute change in EASI. However, this study did provide evidence that roflumilast cream could provide symptomatic improvement, with statistically significant difference from vehicle on several key secondary endpoints, and a favorable tolerability profile in adults with atopic dermatitis and, following an End of Phase 2 meeting with the FDA in September 2020, we omitted our previously planned Phase 2b study in that indication and recently initiated Phase 3 clinical trials. Additionally, our Phase 1/2b clinical study of ARQ-252 for the treatment of chronic hand eczema did not meet its primary end point of IGA clear or almost clear at week 12 and we terminated our Phase 2a clinical trial evaluating ARQ-252 as a potential treatment for vitiligo. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•clinical site closures, delays to patient enrollment, subjects discontinuing treatment or follow-up visits, issues with data collection, or changes to trial protocols as a result of the COVID-19 pandemic, competing trials, or otherwise;
•regulators or independent IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials, or fail to return for post-treatment follow-up at a higher rate than we anticipate;
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
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.
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
To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with nonclinical and clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. Product development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our nonclinical and clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
We currently have no products approved for sale. In September 2021 we submitted our first NDA to the FDA for our lead product candidate, roflumilast cream, and our other product candidates remain in clinical development. Significant risk remains and we cannot provide assurance that our product candidates will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the EU.
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
•the FDA or other relevant foreign regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of these products candidates outweigh their safety risks or that there is an acceptable risk-benefit profile;
•the results of our clinical trials may not meet the level of statistical significance or clinical meaningfulness required by the FDA or other relevant foreign regulatory authorities for marketing approval;
•the FDA’s or the applicable foreign regulatory authority’s requirement for additional nonclinical studies or clinical trials which would increase our costs and prolong our development timelines;
•the FDA or other relevant foreign regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of any product candidate, or may require that we conduct additional studies;
•the FDA or other relevant foreign regulatory authorities may not accept data generated from our clinical trial sites;

•the FDA may delay consideration of our sNDA for roflumilast for the treatment of atopic dermatitis until the results of the pediatric trial (INTEGUMENT-PED) are included in the submission;
•the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact our clinical trials and ability to obtain market approvals;
•if our NDA or other foreign application is reviewed by an advisory committee, the FDA or other relevant foreign regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling, or distribution and use restrictions;
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
From time to time, we may publicly disclose topline or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects.

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
Certain of our primary and secondary endpoints in our clinical trials, including our Phase 3 clinical trials of roflumilast cream in plaque psoriasis, and our previous and planned clinical trials in atopic dermatitis, vitiligo, chronic hand eczema, scalp and body psoriasis and seborrheic dermatitis involve subjective assessments by physician and subjects, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires subjects to report pruritus (itching) as measured by the WI-NRS and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.
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
•the design and conduct of the trials;
•the adequacy of the submitted data, for example, rigorous data collection and methods to handle missing data; and
•the magnitude of the statistically significant treatment effect should be meaningful to subjects.
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in our Phase 3 clinical trials of roflumilast cream in plaque psoriasis and atopic dermatitis as well as our Phase 3 clinical trials of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis is based on the percentage of subjects achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point IGA scale, referred to as IGA Success. Success in our clinical trials with these or similar endpoints, requires the enrollment of subjects with conditions that are severe enough to facilitate a 2-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear” or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll subjects with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. As a result, there is no guarantee that our clinical trials will produce the same statistically significant results in IGA Success, which will serve as the primary endpoint, as our prior clinical trials, and there can be no guarantee that the characteristics of the population enrolled in our clinical trials, including our Phase 3 clinical trials, does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.

Enrollment and retention of subjects in clinical trials is expensive and time-consuming and may result in additional costs and delays in our product development activities, or in the failure of such activities.
We may not be able to initiate, timely enroll or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, for reasons which include the COVID 19 pandemic and those listed below. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as our product candidates, and subjects who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
•the ability to monitor subjects adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective subjects.
Furthermore, any negative results that we may report in nonclinical studies or clinical trials of our product candidates may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same or any similar product candidate. Our inability to enroll a sufficient number of subjects for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether, and could delay or prevent our receipt of necessary regulatory approvals. In addition, it may be more challenging to identify and enroll certain patient populations or groups, such as pediatric patients. We have experienced enrollment delays in our INTEGUMENT-PED pediatric trial. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, including as a result of launching additional clinical sites, which would cause the value of our company to decline and impede our ability to obtain additional financing.
Serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs, or necessitate the abandonment or limitation of the development of some of our product candidates.
As we continue our development of our product candidates and initiate additional nonclinical studies or clinical trials of these or future product candidates, if any, serious adverse events, unacceptable levels of toxicity, undesirable side effects or unexpected characteristics may emerge, causing us to abandon these product candidates or limit their development to more narrow uses, lower potency levels or subpopulations in which the serious adverse events, unacceptable levels of toxicity, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective.
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
To date, we have submitted an NDA and have completed two Phase 3 studies and three Phase 2 studies in plaque psoriasis with roflumilast cream, a Phase 2 study in atopic dermatitis with roflumilast cream, and two Phase 2 studies in seborrheic dermatitis and scalp and body psoriasis with roflumilast foam. We also have pivotal Phase 3 clinical trials underway of roflumilast cream for the treatment of atopic dermatitis and of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. While the FDA encouraged us at our atopic dermatitis End of Phase 2 meeting to generate additional clinical data in adolescents and adults on the two roflumilast cream doses studied in our Phase 2 study, they also did not raise objections to us proceeding into Phase 3. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, nonclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA for any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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
•any restrictions on the use of any of our product candidates; and
•the impact on our business, including our sales, marketing and commercialization activities, of the COVID-19 pandemic and the impact of the pandemic on physicians' practices and their ability to see patients and prescribe our products.
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
We have begun to build our commercial infrastructure and plan to build a dermatologist-focused sales, distribution, and marketing infrastructure to market our product candidates in North America. We have begun hiring in areas to prepare for commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities could delay or negatively affect the success of any product launch, which would adversely impact its commercialization. If the commercial launch of any of our product candidates, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
For example, upon regulatory approval from the FDA to commercialize roflumilast cream in the United States, but prior to commencement of commercialization or sales of roflumilast cream, we will be required to make certain milestone payments to AstraZeneca. We paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product (as defined below). We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, AZ-Licensed Products, which includes $7.5 million upon FDA approval of our first product, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
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
The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted inflammatory and medical dermatological indications. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved, and off-label treatments. Even if another branded or generic product or OTC product is less effective than our product candidates, a less effective branded, generic, or OTC product may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience.
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
For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc. and Pfizer Inc. and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc.; topical therapies such as branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP, generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat psoriasis and compete with roflumilast cream, including topical tapinarof, under development by Dermavant Sciences, Inc. and deucravacitinib, an oral Tyk2 inhibitor under development by BMS, Inc.
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc., Opzelura, marketed by Incyte Corporation, was approved in September 2021, and generic and branded versions of low to mid-potency steroids such as hydrocortisone and betamethasone. In the moderate-to-severe setting, the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc. is approved, as well as the recently approved injectable biologic therapy Adbry, marketed by LEO Pharma. Non-injectable systemic therapies RINVOQ and CIBINQO were also recently approved in moderate-to-severe atopic dermatitis. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with roflumilast cream, including but not limited to: topical tapinarof and topical cerdulatinib, both under development by Dermavant Sciences, Inc., topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc. (approved as Corectim in Japan), topical PF-06700841, topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, oral PF-04965842, under development by Pfizer Inc., and injectable lebrikizumab, under development by Eli Lilly and Company.

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
For vitiligo, our primary competitors include topical therapies such as generic and branded versions of calcineurin inhibitors, including Elidel, marketed by Bausch Health; branded and generic versions of high potency steroids, including Clobex, marketed by Galderma Laboratories, LP; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat vitiligo and compete with ARQ-252, including but not limited to: topical cerdulatinib, under development by Dermavant Sciences, Inc., Opzelura, under development by Incyte Corporation, and both oral PF-06651600 and oral PF-06700841, under development by Pfizer Inc.
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
Many of our existing or potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of subjects available to us to participate in clinical trials, because some subjects who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
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
Our ability to compete successfully will depend largely on our ability to:
•develop and commercialize therapies that have a competitive product profile or are superior to other products in the market;
•demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•attract qualified scientific, product development, and commercial personnel;
•obtain patent or other proprietary protection for our technologies and product candidates;
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
As of December 31, 2021, we had 147 full-time employees. We will need to continue to expand our managerial, clinical, commercial, operational, financial, and other resources in order to manage our operations and clinical trials, continue our development activities, and commercialize our lead product candidates or any future product candidates.
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
If we are unable to successfully identify, recruit, retain, incentivize, and integrate additional employees and otherwise expand our managerial, operational, financial, and other resources, our business and operational performance will be materially and adversely affected.
If we are not successful in acquiring, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the continued nonclinical and clinical testing and potential approval of our current product candidates, a key element of our strategy is to acquire, develop, and commercialize a diverse portfolio of product candidates to serve the dermatology market. We do not currently intend to conduct drug discovery efforts, but rather we intend to formulate, acquire, or in-license rights to existing molecules to develop for dermatological indications. In addition, while we believe that our strategy allows us to move more rapidly through clinical development and at a potentially lower cost, we may be unable to progress product candidates more quickly or at a lower cost.
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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could undermine the credibility of our operating results, harm investors' views of us and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting and, as we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages, or other remedies.
In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market, or other adverse consequences that would materially harm our business.
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
We are exposed to the risk that our future commercial partners, as well as our employees and independent contractors, including principal investigators, consultants, suppliers, service providers, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar foreign regulatory authorities, including those laws that require the reporting of true, complete, and accurate information to such foreign regulatory authorities; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete, and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

Risks Related to Our Reliance on Third Parties
We currently rely on third-party manufacturers to manufacture nonclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Business changes at any of these manufacturers, or their failure to provide us with sufficient quantities at acceptable quality levels, or at all, would materially and adversely affect our business.
We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our nonclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a nonclinical, clinical or commercial scale. Instead, we currently rely on single source third-party manufacturers to manufacture nonclinical and clinical supplies of our product candidates and we intend to rely on third parties to produce commercial supplies of any approved product candidate. We have successfully manufactured and tested several batches of our topical roflumilast product candidates at our primary commercial contract manufacturing site at the initial commercial scale. However, as a late-stage company with no prior history of product sales or commercialization of products, representative batches of our product candidate received to date may not represent what will be required to meet our future commercial requirements or be manufactured at final commercial scale.
We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. If there is a disruption to one or more of our third-party suppliers’ relevant operations, we will have no other means of producing our lead product candidates until they restore the affected facilities or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our nonclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, or reputational issues. Additionally, any damage to or destruction of our third-party manufacturer’s facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
Furthermore, there are a limited number of suppliers for materials we use in our product candidates, which exposes us to the risk of disruption in the supply of the materials necessary to manufacture our product candidates for our nonclinical studies and clinical trials, and if approved, ultimately for commercial sale. In the case of ARQ-252 and ARQ-255, we have an agreement with Hengrui for the supply of SHR0302 API for nonclinical studies and clinical trials. We do not have control over the process or timing of the acquisition or manufacture of materials by our manufacturers. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our nonclinical studies or clinical trials, product testing and potential regulatory approval of our product candidates.
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

Before beginning commercial manufacture of roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255, the processes and systems used in their manufacture must be approved and each facility must have a compliance status that is acceptable to the FDA and other regulatory authorities. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state, or international regulatory inspections. Furthermore, although we have very limited control over the operations of our contract manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.
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
We rely on third parties to conduct our nonclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize roflumilast cream, roflumilast foam, ARQ-252, ARQ-255, or any future product candidates.
We do not have the ability to independently conduct nonclinical studies and clinical trials. We rely on third parties, such as CROs, to conduct nonclinical studies and clinical trials of roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255. The third parties with whom we contract for execution of our nonclinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties may also have relationships with other commercial entities, some of which may compete with us. In some cases, these third parties could terminate their agreements with us without cause. Furthermore, external events such as the COVID-19 pandemic could interfere with some operations of these CROs.
Although we rely on third parties to conduct our nonclinical studies and clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that appropriate human subjects protections are in place, including that the trial subjects are adequately informed of the potential risks and other consequences of participating in clinical trials.
In addition, the execution of nonclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly, or impossible, and our clinical trials may be extended, delayed or terminated, or may need to be repeated, which would have a material adverse effect on our business.

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
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our exploitation of roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of roflumilast cream, roflumilast foam, ARQ-252, or ARQ-255.
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
If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and noncclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.
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
The United States has enacted and implemented wide-ranging patent reform legislation, and that legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and pending patent applications.
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.
The U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Having a mandatory nonexclusive license grant may diminish the value of our patents as well as making it more difficult to protect our products.
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
Any regulatory approvals or other marketing authorizations we obtain for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our drug product candidates, such as roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, which could include requirements for a medication guide, physician communication plans, or additional elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, which would adversely affect our business, prospects, financial condition, and results of operations.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of December 2021, and the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
•the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives) and teaching hospitals, the ownership and investment interests held by such physicians and their immediate family members;
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
We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States, including in Canada and Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal, and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our current Loan Agreement prohibits us from incurring certain additional indebtedness without the consent of our lender and restricts out ability to pay dividends.
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
On May 6, 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million, through an ATM equity offering program under which Cowen will act as our sales agent. During the year ended December 31, 2021, we did not issue or sell any shares of our common stock through our ATM program. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of approximately 10.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. In December 2021, our board of directors approved an employment inducement incentive plan with 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. We plan to register all of the shares under the employment inducement incentive plan. Once we register the shares described in the paragraph above, such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
As of December 31, 2021, we had net operating loss (NOL) carryforwards available to reduce future taxable income, if any, for federal, California and other state income tax purposes of approximately $361.3 million, $360.1 and $5.3 million, respectively. If not utilized, state NOL carryforwards will expire beginning in 2030. Of the federal NOL, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Act and Jobs Act of 2017, the remaining $357.8 million of federal NOL carryforwards generated after December 31, 2017 will carryforward indefinitely. As of December 31, 2020, we had federal and California research and development tax credit carryforwards of $10.8 million and $2.4 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2036. The California research and development tax credit carryforwards are available indefinitely.
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
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the terms of our Loan Agreement restrict our ability to pay dividends to limited circumstances. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

General Risk Factors
Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease, such as COVID-19, and other unexpected events could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to clinical enrollment, clinical site availability, patient accessibility, conduct of our clinical trials and commercialization activities, as well as temporary closures of our facilities and the facilities of suppliers or contract manufacturers in the biotechnology supply chain. The COVID-19 outbreak, including developments involving subsequent COVID-19 variants, has already significantly affected the financial markets of many countries and has resulted and may in the future result in a variety of federal, state and local orders, guidance and restrictions. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations, including our commercialization activities.

A severe or prolonged economic downturn, political disruption or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
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
•the results of our clinical trials and nonclinical studies;
•the clinical results of our competitors or potential competitors;
•the execution of our partnering and manufacturing arrangements;
•our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;
•variations in the level of expenses related to our nonclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If only a limited number of securities or industry analysts commence coverage of us or the few analysts that have initiated coverage, drop coverage, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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
We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.
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
Holders
As of February 16, 2022, there were approximately 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, or the Proxy Statement.

Stock Performance Graph
The graph below shows a comparison, from January 31, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2021, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“^IXIC”) and the Nasdaq Biotechnology Index (“^NBI”). The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on January 31, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Cummulative Total Return of a $100 Investment
$175.00
$150.00
$125.00
$100.00
$75.00
01/31/20
(Inception)
06/30/20
12/31/20
06/30/21
12/31/21
Arcutis Biotherapeutics Inc. (ARQT)
Nasdaq Composite (^IXIC)
Nasdaq Biotechnology (^NBI)

Cumulative Total Return Comparison

	1/31/2020 (Inception)	6/30/2020	12/31/2020	6/30/2021	12/31/2021
Arcutis Biotherapeutics, Inc.	$100.00	$138.72	$129.04	$125.18	$95.14
Nasdaq Composite Index	$100.00	$109.92	$140.84	$158.50	$172.02
Nasdaq Biotechnology Index	$100.00	$120.23	$133.14	$144.02	$133.45

Item 6. SELECTED FINANCIAL DATA
The following tables set forth our selected statements of operations and balance sheet data. The selected statements of operations data for the years ended December 31, 2021, 2020 and 2019, and the selected balance sheet data as of December 31, 2021, 2020, and 2019, are derived from our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K, which financial statements have been audited by our independent registered public accounting firm. The following selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Statements of operations data:
Operating expenses:
Research and development	$145,558	$115,308	$36,522
General and administrative	60,971	21,337	6,610
Total operating expenses	$206,529	$136,645	$43,132
Loss from operations	(206,529)	(136,645)	(43,132)
Other income, net	173	967	1,136
Net loss	$(206,356)	$(135,678)	$(41,996)
Net loss per share, basic and diluted(1)	$(4.18)	$(3.80)	$(22.78)
Weighted-average shares used in computing net loss per share, basic and diluted(1)	49,405,575	35,668,152	1,843,213
______________
(1)See Notes 2 and 12 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of how we compute basic and diluted net loss per share and the weighted-average number of shares used in the computation of these per share amounts.

	December 31,
	2021	2020	2019
	(in thousands)
Balance sheet data:
Cash, cash equivalents, restricted cash and marketable securities	$388,601	$285,983	$101,265
Working capital(1)	369,447	270,224	101,237
Total assets	408,152	298,269	107,012
Convertible preferred stock	—	—	166,491
Long-term debt, net	72,350	—	—
Accumulated deficit	(408,306)	(201,950)	(66,272)
Total stockholders’ equity (deficit)	297,677	270,621	(65,029)
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
Overview
We are a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly progress towards our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
Our lead product candidate, roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis, demonstrating symptomatic improvement and favorable tolerability in this population. We have submitted a NDA to the FDA, and the FDA has set a PDUFA action date of July 29, 2022. Roflumilast cream is a once-daily topical formulation of roflumilast, a highly potent and selective PDE4 inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the systematic treatment of dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis subjects showing continued symptomatic improvement and favorable tolerability over a treatment period of 52 to 64 weeks. In atopic dermatitis, we have initiated three pivotal Phase 3 clinical studies: INTEGUMENT-1 and -2 are enrolling subjects six years of age or older and INTEGUMENT-PED is enrolling subjects between the ages of two and five years. We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022. We intend to submit an sNDA for topical roflumilast cream for the treatment of atopic dermatitis patients aged six years or older in 2023 based on the results of INTEGUMENT-1 and -2. We expect to provide topline data from INTEGUMENT-PED in 2023 and submit a subsequent sNDA for the younger age cohort following the potential initial atopic dermatitis approval in patients aged six years or older.
We are also developing a topical foam formulation of roflumilast, and have successfully completed Phase 2 clinical trials in both seborrheic dermatitis and scalp and body psoriasis. In seborrheic dermatitis, we have initiated a single pivotal Phase 3 clinical trial, with topline data anticipated in mid-year 2022. We also initiated a single pivotal Phase 3 clinical trial in scalp and body psoriasis indications, with topline data anticipated in the second half of 2022. If these pivotal Phase 3 trials for roflumilast foam are positive, we expect the data to be sufficient basis for an NDA submission to the FDA for each indication.
Beyond topical roflumilast, we are developing ARQ-252, a potent and highly selective topical JAK1 inhibitor. In May 2021, we announced that the Phase 2 study of ARQ-252 in chronic hand eczema did not meet its primary endpoint with further analyses of the study pointing to inadequate local drug delivery to the skin. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo, as we began reformulation efforts to develop an enhanced formulation of ARQ-252 that delivers more active drug to targets in the skin. Additionally, we have formulation and nonclinical efforts continuing for ARQ-255, an alternative deep-penetrating topical formulation of ARQ-252 designed to reach deeper into the skin and hair follicle in order to potentially treat alopecia areata.The ARQ-255 formulation is separate and distinct from ARQ-252, and thus there are no implications to ARQ-255 from ARQ-252.

Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and have funded our operations primarily with the net proceeds from equity and debt offerings. Prior to our IPO, we received $162.5 million in net cash proceeds from private placements of our convertible preferred stock. On February 4, 2020, we received $167.2 million in net proceeds in connection with our IPO. On October 6, 2020, we closed a public offering and a concurrent private placement of our common stock and received an aggregate of $128.4 million in net proceeds. Also, on February 5, 2021, we closed a public offering of our common stock and received an aggregate of $207.5 million in net proceeds. On December 22, 2021, we entered into a loan and security agreement, or the Loan Agreement, with SLR Investment Corp. (SLR) and the lenders party thereto for an aggregate principal amount of $225.0 million, of which $75.0 million has been funded and is outstanding, resulting in net proceeds of $72.4 million. See Note 1 to the financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $206.4 million, $135.7 million and $42.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $408.3 million and cash, cash equivalents, restricted cash and marketable securities of $388.6 million. As of December 31, 2021, we had $75.0 million outstanding under the Loan Agreement and an aggregate of up to $150.0 million in additional funding under the Loan Agreement that may become available subject to the satisfaction of specified conditions.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, we expect that our expenses will increase substantially as we continue nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand, and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the financial statements for additional information. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities, combined with committed funding under the Loan Agreement, will be sufficient to fund our operations into 2024.
We rely on third parties in the conduct of our nonclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single source suppliers, for our nonclinical and clinical trial materials, as well as the commercial supply of our products. In addition, we do not yet have a sales organization or fully developed commercial infrastructure. Accordingly, we expect to incur significant expenses to fully develop a sales organization or commercial infrastructure in advance of generating any product sales.
COVID-19 Update
In March 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak. COVID-19 has placed strains on the providers of healthcare services, including the sites where we conduct our clinical trials. These strains have resulted in some clinical sites slowing or halting enrollment in clinical trials and restricting the on-site monitoring of clinical trials. We follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data. We are monitoring the impact COVID-19 may have on the clinical development of our product candidates, including potential delays or modifications to ongoing and planned trials. We believe that the rapid spread of the Omicron variant in late 2021 and early 2022 has likely had a minor impact on the enrollment of our clinical trials. Because of this likely impact, along with the inherent challenges of enrolling young children in clinical trials, we have updated our expectation for providing topline data for the INTEGUMENT-PED trial, in atopic dermatitis subjects between two and five years of age, to 2023. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations, including our commercialization activities.
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
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, nonclinical testing, and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation, and travel for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis (topical roflumilast program, topical JAK inhibitor program, and early stage programs). Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocable on a program specific basis.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel. Other general and administrative expenses include costs related to sales support as we prepare for commercialization, legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for marketing, auditing, tax, and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount, and support our operations as a public company; including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$145,558	$115,308	$30,250	26%
General and administrative	60,971	21,337	39,634	186%
Total operating expenses	$206,529	$136,645	$69,884	51%
Loss from operations	(206,529)	(136,645)	(69,884)	51%
Other income, net	173	967	(794)	(82)%
Net loss	$(206,356)	$(135,678)	$(70,678)	52%
Research and Development Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$89,196	$80,971	$8,225	10%
Topical JAK inhibitor program	11,683	14,691	(3,008)	(20)%
Other early stage programs	548	250	298	119%
Indirect costs:
Compensation and personnel-related	28,729	13,747	14,982	109%
Other	15,402	5,649	9,753	173%
Total research and development expense	$145,558	$115,308	$30,250	26%
Research and development expenses increased by $30.3 million, or 26%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in compensation and personnel-related costs of $15.0 million, an increase in other indirect costs of $9.8 million, and an increase in direct costs related to the topical roflumilast program of $8.2 million. These increases were partially offset by a decrease in direct costs related to the topical JAK inhibitor program (ARQ-252 and ARQ-255) of $3.0 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount to manage our growing clinical programs. The increase in other indirect costs was primarily due to an increase in medical affairs spending and consulting activity. The increase in topical roflumilast program costs was primarily due to increased manufacturing costs partially offset by a decrease in clinical trial costs. Clinical trial costs declined due to the completion of Phase 3 studies of roflumilast cream in plaque psoriasis, partially offset by the initiation of Phase 3 studies of roflumilast cream in atopic dermatitis and Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis. The decrease in topical JAK inhibitor program costs was primarily due to the completion of our Phase 2 study of ARQ-252 in chronic hand eczema.
General and Administrative Expenses
General and administrative expenses increased by $39.6 million, or 186%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in compensation and personnel related expenses of $25.3 million, and an increase in professional services of $13.1 million. The increase in compensation and personnel related expenses, which includes stock-based compensation, was primarily due to an increase in headcount as we prepare for commercialization. The increase in professional services was due to an increase in sales and marketing expenses and consulting activity.

Other Income, Net
Other income, net decreased by $0.8 million, or 82%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to a lower yield on our investment portfolio.
Comparison of the Years Ended December 31, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Operating expenses:
Research and development	$115,308	$36,522	$78,786	216%
General and administrative	21,337	6,610	14,727	223%
Total operating expenses	$136,645	$43,132	$93,513	217%
Loss from operations	(136,645)	(43,132)	(93,513)	217%
Other income, net	967	1,136	(169)	(15)%
Net loss	$(135,678)	$(41,996)	$(93,682)	223%
Research and Development Expenses

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$80,971	$26,677	$54,294	204%
Topical JAK inhibitor program	14,691	3,379	11,312	335%
Other early stage programs	250	22	228	1036%
Indirect costs:
Compensation and personnel-related	13,747	4,590	9,157	199%
Other	5,649	1,854	3,795	205%
Total research and development expense	$115,308	$36,522	$78,786	216%
Research and development expenses increased by $78.8 million, or 216%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due to an increase in direct costs related to the topical roflumilast program of $54.3 million, an increase in direct costs related to the topical JAK inhibitor program of $11.3 million, an increase in compensation and personnel-related expenses of $9.2 million, and an increase of $3.8 million in other indirect costs which includes regulatory, research and clinical consulting costs. The increase in topical roflumilast program costs was primarily due to new and ongoing studies, including Phase 3 studies of roflumilast cream for plaque psoriasis, Phase 2 studies of roflumilast foam in scalp psoriasis and seborrheic dermatitis, as well as an increase in manufacturing costs. The increase in compensation and personnel-related expenses, which includes stock compensation, was primarily due to an increase in headcount.
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
Liquidity, Capital Resources and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. As of December 31, 2021 and 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $388.6 million and $286.0 million, respectively, and an accumulated deficit of $408.3 million and $202.0 million, respectively. As of December 31, 2021, we had $75.0 million outstanding under our loan and security agreement, or the Loan Agreement, with SLR Investment Corp., or SLR, and the lenders party thereto.
We have historically financed our operations primarily through private placements of preferred stock, as well as our IPO completed in January 2020 and our follow-on equity offerings in October 2020 and February 2021. During the year ended December 31, 2021, we expanded our financing sources to include our ATM program and our Loan Agreement. On May 6, 2021, we entered into a Sales Agreement with Cowen, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million through an ATM equity offering program. During the year ended December 31, 2021, we did not issue or sell any shares of our common stock through our ATM program. On December 22, 2021 we entered into a Loan Agreement with SLR and the lenders party thereto. Pursuant to the Loan Agreement, the lenders agreed to extend term loans to the us in an aggregate principal amount of up to $225.0 million, comprised of four tranches that become available subject to the satisfaction of specified conditions. We received gross proceeds of $75.0 million from the first tranche on December 22, 2021.
We will continue to be dependent upon equity, debt financing, collaborations, or other forms of capital at least until we are able to generate positive cash flows from our operations.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $408.3 million and $202.0 million as of December 31, 2021 and 2020, respectively. We had cash, cash equivalents, and marketable securities of $387.1 million and $284.4 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $75.0 million outstanding under our Loan Agreement and an aggregate of up to $150.0 million in additional funding that may become available subject to the satisfaction of specified conditions. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities, combined with committed funding under the Loan Agreement, will be sufficient to fund our operations into 2024. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
We will need to raise substantial additional capital to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in plaque psoriasis and atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp psoriasis, ARQ-252 in hand eczema and vitiligo, and our formulation and nonclinical efforts for ARQ-255 in alopecia areata;
•suspensions or delays in the enrollment or changes to the number of subjects we decide to enroll in our ongoing clinical trials as a result of the COVID-19 pandemic;
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
Indebtedness
On December 22, 2021 we entered into a Loan Agreement with SLR and the lenders party thereto. Pursuant to the Loan Agreement, the lenders agreed to extend term loans to the us in an aggregate principal amount of up to $225.0 million, comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million. We refer to the tranche A, tranche B and tranche C term loans together as our Term Loans. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
The tranche A term loan was funded on December 22, 2021. Each tranche B term loan is available following delivery to SLR of satisfactory evidence that we have received FDA approval of roflumilast cream for an indication relating to the treatment of patients with plaque psoriasis, which we refer to as the FDA Approval. The tranche B-1 term loan will remain available for funding until the earlier of (i) 15 days after we have received FDA Approval and (ii) June 30, 2023. The tranche B-2 term loan will remain available for funding until June 30, 2023. The tranche C term loan is available following the achievement of a net product revenue milestone of $110.0 million, calculated on a trailing six month basis. The tranche C term loan will remain available for funding until September 30, 2024.

Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On December 31, 2021, the rate was 7.55%.
Commencing on February 1, 2022, interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on January 1, 2027, or the Maturity Date. We may voluntarily prepay principal amounts outstanding under the Term Loans in minimum increments of $5.0 million, subject to a prepayment premium of (i) 3.0% of the principal amount of such Term Loan so prepaid prior to December 22, 2022, (ii) 2.0% of the principal amount of such Term Loan so prepaid after December 22, 2022 and prior to December 22, 2023, or (iii) 1.0% of the principal amount of such Term Loan so prepaid after December 22, 2023 and prior to December 22, 2025.
If the Term Loans are accelerated due to, among others, the occurrence of a bankruptcy or insolvency event, we are required to make mandatory prepayments of (i) all principal amounts outstanding under the Term Loans, plus accrued and unpaid interest thereon through the prepayment date, (ii) any fees applicable by reason of such prepayment, (iii) the prepayment premiums set forth in the paragraph above, plus (iv) all other obligations that are due and payable, including expenses and interest at the Default Rate (as defined below) with respect to any past due amounts.
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if our average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. We were in compliance with all covenants under the Loan Agreement as of December 31, 2021.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the Loan Agreement, we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement.
In connection with the Loan Agreement, we paid a closing fee of $1.0 million on December 22, 2021, and we are further obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans funded upon the earliest to occur of the Maturity Date, the acceleration of any Term Loan and the prepayment, refinancing, substitution or replacement of any Term Loan and (ii) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the Loan Agreement, we entered into an Exit Fee Agreement, whereby we agreed to pay an exit fee in the amount 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash used in operating activities	$(174,627)	$(113,033)	$(42,836)
Cash used in investing activities	(75,953)	(181,824)	(26,325)
Cash provided by financing activities	281,947	298,145	93,103
Net increase in cash, cash equivalents and restricted cash	$31,367	$3,288	$23,942
Net Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $174.6 million, which consisted of a net loss of $206.4 million, partially offset by net non-cash charges of $28.1 million and a change in net operating assets and liabilities of $3.6 million. The net non-cash charges were primarily related to stock-based compensation expense of $23.9 million. The change in net operating assets and liabilities was primarily due to an increase of $10.7 million in accounts payable and accrued liabilities due to an increase in bonus and clinical accruals, partially offset by an increase of $7.3 million in prepaid expenses and other current assets.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $76.0 million, which was comprised primarily of purchases of marketable securities of $292.5 million, partially offset by the proceeds from the maturities of marketable securities of $217.6 million.
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
Net Cash Provided by Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $281.9 million, which was comprised primarily of the net cash proceeds received from the follow-on financing in February 2021 of $207.5 million as well as from our debt financing in December 2021 of $72.4 million.
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
The following summarizes our significant contractual obligations as of December 31, 2021:
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
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, we entered into a letter of credit for $1.5 million, which is secured with a restricted cash account in the same amount. The total commitment under the operating lease agreement is $6.6 million, including $0.8 million for the year 2022, $1.0 million for each of the years 2023 through 2027, and $0.6 million for the year 2028. See Note 7 to the financial statements for additional information.
Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of roflumilast cream that include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $8.2 million for 2022 and $0.6 million per year for 2023, 2024 and 2025. This amount does not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
Long-Term Debt Obligations
As of December 31, 2021, we had $75.0 million outstanding under our Loan Agreement and an aggregate of up to $150.0 million in additional funding under the Loan Agreement that may become available subject to the satisfaction of specified conditions. The total commitment under the Loan Agreement is $108.9 million, including $5.7 million for each of the years 2022 through 2026, and $80.2 million for 2027. These amounts do not represent or include any future draw downs, but instead represent only the contractually obligated minimum payments of interest, principal, and loan fees related to the funding of the $75.0 million tranche A term loan on December 22, 2021.
License Agreements
The terms of certain of our license agreements require us to pay potential future milestone payments based on product development and commercial success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 6 to the financial statements.
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
Nonclinical and Clinical Accruals and Costs
We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of our research and development expenses. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense. Our objective is to reflect the appropriate expense in our financial statements by matching those expenses with the period in which the services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial utilizing financial models taking into consideration discussions with applicable personnel and outside service providers. In this manner, our clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although we expect our estimates to be materially consistent with actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs as of December 31, 2021 and 2020 and actual costs incurred.
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
Expected Volatility—Since we do not yet have sufficient trading history for our common stock to use it solely for our historical volatility, the expected volatility was estimated based a combination of our own historical common stock volatility as well as the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available.
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Dividend Yield—We have never paid dividends on common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
See Note 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
We recorded stock-based compensation expense of $23.9 million, $7.9 million, and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $54.0 million of unrecognized compensation expense related to unvested options, which are expected to be recognized over a weighted-average period of approximately 3.0 years. As of December 31, 2021, there was $7.1 million of unrecognized compensation expense related to restricted stock, which are expected to be recognized over a weighted-average period of approximately 3.0 years. We expect to continue to grant stock options, restricted stock, and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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
Income Taxes
As of December 31, 2021, we had net deferred tax assets of $90.4 million. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of NOL, tax carryforwards. As of December 31, 2021, we had federal, California and other state NOL carryforwards of $361.3 million, $360.1 million and $5.3 million, respectively, available to potentially offset future taxable income. As of December 31, 2021, we also had federal and California research and development tax credit carryforwards of approximately $10.8 million and $2.4 million, respectively, available to potentially offset future federal income taxes. The federal research and development tax carryforwards, if not utilized, will expire beginning in 2036. The California research and development tax credit carryforwards are available indefinitely. Federal and California tax law impose significant restrictions on the utilization of NOL carryforwards in the event of a change in ownership, as defined by Internal Revenue Code Section 382 and 383. We have not completed a formal study to determine any limitations on our tax attributes due to changes in ownership and may have limitations on the utilization of NOL carryforwards, credit carryforwards, or other tax attributes due to ownership changes.
Recent Accounting Pronouncements
See Note 2 to our financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2021, we had cash and cash equivalents of $96.4 million, restricted cash of $1.5 million and marketable securities of $290.6 million, which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

In addition, amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the year ended December 31, 2021.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements, together with the independent registered public accounting firm report thereon, are set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by an independent registered public accounting firm, as stated in their report included in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcutis Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amgen Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Los Angeles, California
February 22, 2022

Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statement Schedules.
The following financial statements are included herein:

(b) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	S-1/A	1/21/20	3.2
3.2	Restated Bylaws.	S-1/A	1/21/20	3.4
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	2022 Employment Inducement Incentive Plan and forms of award agreements.				*
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.7#	Offer Letter, dated January 9, 2020, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.6
10.8#	Offer Letter, dated January 9, 2020, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.7
10.9#	Offer Letter, dated January 9, 2020, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.8
10.10#	Offer Letter, dated January 9, 2020, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.9
10.11#	Offer Letter, dated January 9, 2020, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.10
10.12#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.13†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.14†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.15†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.16#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.17	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.18#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17
10.19#	Severance & Change in Control Agreement, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.18
10.20#	Severance & Change in Control Agreement, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.19
10.21#	Severance & Change in Control Agreement, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.20

10.22#	Severance & Change in Control Agreement, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.21
10.23#	Severance & Change in Control Agreement, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.22
10.24#	Offer Letter, dated December 18, 2020, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.23
10.25#	Severance & Change in Control Agreement, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.24
10.26†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.	10-K	2/16/21	10.25
10.27†^	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.	10-Q	5/6/21	10.1
10.28#	Severance & Change in Control Agreement, by and between the Registrant and Scott L. Burrows.	10-Q	5/6/21	10.2
10.29	Sales Agreement, dated May 6, 2021, by and between the Registrant and Cowen and Company, LLC.	10-Q	5/6/21	10.3
10.30†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.	10-Q	11/4/21	10.1
10.31#	Offer Letter, dated December 13, 2021, by and between the Registrant and Mas Matsuda.				*
10.32#	Severance & Change in Control Agreement, by and between the Registrant and Mas Matsuda.				*
10.33^	Loan and Security Agreement, dated December 22, 2021, by and among the Registrant, SLR Investment Corp. and the lenders party thereto.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).				*
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					*
31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
______________
*    Filed herewith.
**    Furnished herewith.
†    Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
^    Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
#    Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Arcutis Biotherapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial Costs
Description of the Matter
As of December 31, 2021, the Company recorded $13.2 million for accrued clinical trial costs. As described in Note 2 to the financial statements, the Company records accrued liabilities for estimated costs of clinical trial research and development activities conducted by third-party clinical research organizations (CROs). The Company accrues for these costs based on factors such as patient enrollment, estimates of the work completed as patients progress through the trials, and the related costs for the research activities in accordance with terms established with its third-party service providers under the respective service agreements.

Auditing the Company’s accounting for accrued clinical trial costs was challenging because calculating the liability for clinical trial activity includes determining the progress or stage of completion of the activities within each clinical trial based on internal and external information, and involves a high volume of data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process for estimating accrued clinical trial costs, including controls over management’s measurement of clinical trial progress and the related estimates of costs incurred. We also tested controls over management’s review of the completeness and accuracy of data used in determining the accruals.

To test the adequacy of the Company’s accrued clinical trial costs, we performed audit procedures that included, among others, inspecting correspondence between internal clinical trial study managers and external clinical trial service providers for selected clinical trials and performing corroborative inquiries of accounting personnel and internal clinical project managers to validate the progress of clinical trial activities. To assess the appropriate measurement of accrued clinical trial costs, we reviewed significant agreements, and associated amendments and change orders, obtained external confirmation of key study dates and patient enrollment status directly with the CROs, selected a sample of transactions to inspect invoices, and vouched payments to bank statements. Additionally, we reviewed payments made subsequent to year-end to evaluate the completeness of the accrued clinical trial costs.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Los Angeles, California
February 22, 2022

ARCUTIS BIOTHERAPEUTICS, INC.
Balance Sheets
(In thousands, except share and par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$96,449	$65,082
Restricted cash	1,542	1,542
Marketable securities	290,610	219,359
Prepaid expenses and other current assets	14,172	6,843
Total current assets	402,773	292,826
Property and equipment, net	2,261	2,016
Operating lease right-of-use asset	3,040	3,349
Other assets	78	78
Total assets	$408,152	$298,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,353	$7,140
Accrued liabilities	25,540	15,462
Operating lease liability	433	—
Total current liabilities	33,326	22,602
Operating lease liability, noncurrent	4,774	4,964
Long-term debt, net	72,350	—
Other long-term liabilities	25	82
Total liabilities	110,475	27,648
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020;	—	—
Common stock, $0.0001 par value; 300,000,000 and 300,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 50,345,754 and 43,677,817 shares issued at December 31, 2021 and December 31, 2020, respectively; 50,255,614 and 43,338,438 shares outstanding at December 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	706,233	472,569
Accumulated other comprehensive loss	(255)	(2)
Accumulated deficit	(408,306)	(201,950)
Total stockholders’ equity	297,677	270,621
Total liabilities and stockholders’ equity	$408,152	$298,269
The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$145,558	$115,308	$36,522
General and administrative	60,971	21,337	6,610
Total operating expenses	206,529	136,645	43,132
Loss from operations	(206,529)	(136,645)	(43,132)
Other income, net	173	967	1,136
Net loss	$(206,356)	$(135,678)	$(41,996)
Other comprehensive loss:
Unrealized loss on marketable securities	(253)	(1)	(1)
Comprehensive loss	$(206,609)	$(135,679)	$(41,997)
Per share information:
Net loss per share, basic and diluted	$(4.18)	$(3.80)	$(22.78)
Weighted-average shares used in computing net loss per share, basic and diluted	49,405,575	35,668,152	1,843,213
The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2018	16,262,425	$72,252	1,557,900	$—	$289	$—	$(24,276)	$(23,987)
Issuance of Series C convertible preferred stock, net of issuance costs of $262	8,122,963	94,239	—	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	15,885	—	9	—	—	9
Issuance of common stock upon the vesting of restricted stock awards	—	—	13,245	—	8	—	—	8
Vesting of founder shares subject to repurchase	—	—	275,726	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	258,097	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	824	—	—	824
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(41,996)	(41,996)
Balance—December 31, 2019	24,385,388	$166,491	2,120,853	$—	$1,244	$(1)	$(66,272)	$(65,029)
Conversion of preferred stock into common stock upon initial public offering	(24,385,388)	(166,491)	24,385,388	2	166,489	—	—	166,491
Issuance of shares of common stock for initial public offering, net of issuance costs of $16,040	—	—	10,781,250	1	167,240	—	—	167,241
Issuance of shares of common stock for public offering, net of issuance costs of $6,640	—	—	4,000,000	—	93,360	—	—	93,360
Issuance of shares of common stock for private placement	—	—	1,400,000	—	35,000	—	—	35,000
Issuance of common stock upon the exercise of stock options	—	—	140,226	—	430	—	—	430
Vesting of founder shares subject to repurchase	—	—	137,863	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	338,670	1	246	—	—	247
Shares issued pursuant to the employee stock purchase plan	—	—	34,188	—	617	—	—	617
Stock-based compensation expense	—	—	—	—	7,943	—	—	7,943
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(135,678)	(135,678)
Balance—December 31, 2020	—	$—	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
Issuance of shares of common stock for public offering, net of issuance costs of $603	—	—	6,325,000	1	207,489	—	—	207,490
Issuance of common stock upon the exercise of stock options	—	—	257,060	—	1,265	—	—	1,265
Issuance of common stock upon the vesting of restricted stock units	—	—	37,362	—	—	—	—	—
Lapse of repurchasing rights related to common stock issued pursuant to early exercises	—	—	249,239	—	176	—	—	176
Shares issued pursuant to the employee stock purchase plan	—	—	48,515	—	842	—	—	842
Stock-based compensation expense	—	—	—	—	23,892	—	—	23,892
Unrealized loss on marketable securities	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	—	(206,356)	(206,356)
Balance—December 31, 2021	—	$—	50,255,614	$5	$706,233	$(255)	$(408,306)	$297,677
The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,356)	$(135,678)	$(41,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	454	122	68
Non-cash lease expense	309	333	127
Net amortization/accretion on marketable securities	3,454	72	(354)
Stock-based compensation	23,892	7,943	824
Loss on disposal of property and equipment	—	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,329)	(3,412)	(3,304)
Other assets	—	—	(47)
Accounts payable	245	5,674	(458)
Accrued liabilities	10,461	11,877	2,388
Operating lease liabilities	243	(6)	(84)
Net cash used in operating activities	(174,627)	(113,033)	(42,836)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(292,508)	(279,103)	(60,830)
Proceeds from maturities of marketable securities	217,550	97,600	34,800
Purchases of property and equipment	(995)	(321)	(295)
Net cash used in investing activities	(75,953)	(181,824)	(26,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,265	526	265
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	94,239
Proceeds from initial public offering, net of issuance costs	—	168,642	—
Proceeds from issuance of common stock, net of issuance costs	207,490	128,360	—
Proceeds from issuance of common stock for ESPP purchase	842	617	—
Payment of financing costs	—	—	(1,401)
Proceeds from long-term debt, net	73,987	—	—
Debt issuance costs	(1,637)	—	—
Net cash provided by financing activities	281,947	298,145	93,103
Net increase in cash, cash equivalents and restricted cash	31,367	3,288	23,942
Cash, cash equivalents and restricted cash at beginning of period	66,624	63,336	39,394
Cash, cash equivalents and restricted cash at end of period	$97,991	$66,624	$63,336
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$142	$—	$—
Conversion of preferred stock to common stock and APIC	$—	$166,491	$—
Right-of-use asset obtained in exchange for lease liability	$—	$3,617	$391
Reduction in right-of-use asset upon reassessment of lease term	$—	$123	$—
Deferred financing costs included in accounts payable and accrued liabilities	$—	$—	$346
The accompanying notes are an integral part of these financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company’s current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology, while maximizing its probability of technical success.
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
At-the-Market (ATM) Offerings
On May 6, 2021, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company has not yet issued or sold any shares of common stock through the ATM program.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Debt Financing
On December 22, 2021, the Company entered into a loan and security agreement (Loan Agreement) with SLR Investment Corp (SLR) and the lenders party thereto. The lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $225.0 million, of which $75.0 million has been funded and is outstanding, and up to $150.0 million in additional funding may become available subject to the satisfaction of specified conditions. See Note 8.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $408.3 million and $202.0 million as of December 31, 2021 and 2020, respectively. The Company had cash, cash equivalents, restricted cash, and marketable securities of $388.6 million and $286.0 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $75.0 million outstanding under the Loan Agreement and has an aggregate of up to $150.0 million in additional funding that may become available subject to the satisfaction of specified conditions. Prior to selling common stock in its IPO, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials, as well as its planned commercial activities. The Company believes that the rapid spread of the Omicron variant in late 2021 and early 2022 has likely had a minor impact on the enrollment of our clinical trials. Because of this likely impact, along with the inherent challenges of enrolling young children in clinical trials, we have updated our expectation for providing topline data for the INTEGUMENT-PED trial, in atopic dermatitis subjects between two and five years of age, to 2023. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

JOBS Act Accounting Election
Effective December 31, 2021, the Company is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act) because of an increase in its market capitalization. Prior to losing this status as an emerging growth company, the JOBS Act allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies, and the Company had elected to use this extended transition period. The Company can no longer take advantage of this extended transition period.
Segments
To date, the Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of December 31, 2021 and 2020, the Company held $1.5 million of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.
Marketable Securities
Marketable securities consist of investment grade short to intermediate-term fixed income investments that have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the balance sheets due to their highly liquid nature and availability for use in current operations.
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
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 3, include cash equivalents, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to their short maturities. As the long-term debt is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the long-term debt approximates its fair value.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2021 and 2020.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Nonclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the years ended December 31, 2021, 2020 and 2019, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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
Notes to Financial Statements

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
The U.S. Congress enacted the American Rescue Plan Act on March 10, 2021, Families First Coronavirus Response Act (FFCR Act) on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The American Rescue Plan Act is a follow-up to the CARES Act, which continue the emergency economic stimulus package and includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The American Rescue Plan Act, FFCR Act, and CARES Act include numerous tax-related provisions, including modifications to the limitations on business interest expense and net operating losses (NOLs), certain refundable employee retention credits, as well as a payment delay of employer payroll taxes in 2020 after the date of enactment. On June 29, 2020, the California State Assembly Bill 85 (Trailer Bill) was enacted which suspends the use of California NOL deductions and certain tax credits, including research and development credits, for the 2020, 2021, and 2022 tax years. The Company does not expect the American Rescue Plan Act, FFCR Act, CARES Act, or Trailer Bill to have a material impact on the Company’s financial statements.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$95,145	$—	$—	$95,145
Commercial paper	—	119,413	—	119,413
Corporate debt securities	—	114,324	—	114,324
U.S. Treasury securities	58,177	—	—	58,177
Total assets	$153,322	$233,737	$—	$387,059

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$65,082	$—	$—	$65,082
Commercial paper	—	45,518	—	45,518
U.S. Treasury securities	173,841	—	—	173,841
Total assets	$238,923	$45,518	$—	$284,441
______________
(1)This balance includes cash requirements settled on a nightly basis.
Money market funds and U.S. Treasury securities are valued based on quoted market prices in active markets, with no valuation adjustment.
Commercial paper and corporate debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	December 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$95,145	$—	$—	$95,145
Corporate debt securities	1,304	—	—	1,304
Total cash and cash equivalents	$96,449	$—	$—	$96,449
Marketable securities:
Commercial paper	$119,413	—	—	$119,413
Corporate debt securities	113,145		(125)	113,020
U.S. Treasury securities	58,307	—	(130)	58,177
Total marketable securities	$290,865	$—	$(255)	$290,610
______________
(1)This balance includes cash requirements settled on a nightly basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	65,082	—	—	65,082
Total cash and cash equivalents	$65,082	$—	$—	$65,082
Marketable securities:
Commercial paper	$45,518	$—	$—	$45,518
U.S. Treasury securities	173,843	7	(9)	173,841
Total marketable securities	$219,361	$7	$(9)	$219,359
______________
(1)This balance includes cash requirements settled on a nightly basis.
Realized gains or losses on investments for the years ended December 31, 2021 and 2020 were not material. As of December 31, 2021 and 2020, unrealized losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of December 31, 2021 and 2020, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid clinical trial costs	$5,629	$4,865
Prepaid insurance	518	249
Tax credits	362	510
Other prepaid expenses and current assets	7,663	1,219
Total prepaid expenses and other current assets	$14,172	$6,843
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Clinical trial accruals	$13,217	$9,754
Accrued compensation	9,130	4,434
Accrued expenses and other current liabilities	3,193	1,274
Total accrued liabilities	$25,540	$15,462

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Computer hardware	$775	$286
Furniture and fixtures	346	230
Software	104	—
Construction in process	—	298
Leasehold improvements	1,568	1,280
Property and equipment, gross	2,793	2,094
Less accumulated depreciation	(532)	(78)
Property and equipment, net	$2,261	$2,016
Depreciation expense was $454,000, $122,000, and $68,000 for the years ended December 31, 2021, 2020, and 2019 respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of topical roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $12.5 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, which includes $7.5 million upon FDA approval of the Company's first product, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
There were no payments made or due in connection with AZ-Licensed Products for the years ended December 31, 2021 and 2020.

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
There were no payments made or due in connection with Hengrui for the years ended December 31, 2021 and 2020.
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
Contemporaneously with the execution of the Hawkeye Agreement, the Company entered into a stock purchase agreement, purchasing 995,000 shares of Hawkeye’s common stock at $0.0001 per share, representing 19.9% of the outstanding common stock of Hawkeye at the time of the purchase. In the event that Hawkeye issues shares of Series A convertible preferred stock with proceeds over $5.0 million, Hawkeye is required to issue to the Company a number of fully-paid fully-vested shares of common stock determined by dividing (i) $2,000,000 by (ii) an amount equal to the cash price per share for Series A convertible preferred stock. Other than the potential issuance of this common stock, there are no upfront payments, milestones or royalties pursuant to the Hawkeye Agreement. The Company determined that Hawkeye is a VIE for which consolidation is not required as it is not the primary beneficiary.
7. Commitments and Contingencies
Operating Lease
The Company leases a facility in Westlake Village, California under an operating lease that commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space comprising 22,643 square feet.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The Company recognized the ROU asset and lease liability for the new space on May 1, 2020. The lease payment term for the new space began on December 30, 2020. The lease payments terminate 91 months thereafter, with a renewal option for a term of five years. The Company will have a one-time option to cancel the lease after month 67. The renewal and one-time cancellation options have not been considered in the determination of the ROU asset or lease liability, as the Company did not consider it reasonably certain it would exercise these options.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month, and includes rent free periods aggregating approximately one year. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The amended lease agreement provided for a leasehold improvement allowance up to $1.25 million, which the Company fully utilized by incurring related costs. This amount, along with $320,000 of additional costs incurred for leasehold improvements beyond the allowance, were capitalized and included in property and equipment as of December 31, 2020. The amended lease agreement also required the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, the Company entered into a letter of credit for $1.5 million, which it secured with a restricted cash account in the same amount.
In association with commencement of this new lease, the Company recorded lease liabilities and ROU assets of $3.6 million on its balance sheet as of June 30, 2020. All leasehold improvements will be depreciated over the remaining term of the lease.
The annual rental payments of the Company’s operating lease liability as of December 31, 2021 are as follows (in thousands):

Amounts
2022	$781
2023	964
2024	994
2025	1,025
2026	1,054
Thereafter	1,740
Total minimum lease payments	$6,558
Less: Amounts representing interest	(1,351)
Present value of future minimum lease payments	$5,207
Current portion operating lease liability	433
Operating lease liability, noncurrent	4,774
Total operating lease liability	$5,207
Straight-line rent expense recognized for operating leases was $686,000, $602,000, and $151,000 for the years ended December 31, 2021, 2020, and 2019, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the years ended December 31, 2021, 2020, and 2019.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The following information represents supplemental disclosure for the statement of cash flows related to the Company’s operating lease (in thousands):

	December 31,
	2021	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$114	$192	$141
The following summarizes additional information related to the operating lease:

December 31, 2021
Weighted-average remaining lease term (in years)	6.6
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of roflumilast cream which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $8.2 million for 2022 and $0.6 million per year for 2023, 2024 and 2025. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the provisions of the Company's Bylaws and the Delaware General Corporation Law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes any potential loss exposure under these indemnification agreements in excess of applicable insurance coverage is minimal.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

8. Long-term debt
On December 22, 2021, the Company entered into a Loan Agreement with SLR and the lenders party thereto. The lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $225.0 million, comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million (Term Loans). As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions.
The tranche A term loan under the Loan Agreement was funded on December 22, 2021 in the amount of $75.0 million. Each tranche B term loan is available following delivery to SLR of satisfactory evidence that the Company has received FDA approval of roflumilast cream for an indication relating to the treatment of patients with plaque psoriasis (FDA Approval). The tranche B-1 term loan will remain available for funding until the earlier of (i) 15 days after the Company has received FDA Approval and (ii) June 30, 2023. The tranche B-2 term loan will remain available for funding until June 30, 2023. The tranche C term loan is available following the achievement of a net product revenue milestone of $110.0 million, calculated on a trailing six month basis. The tranche C term loan will remain available for funding until September 30, 2024.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On December 31, 2021, the rate was 7.55%. The maturity date for each term loan is January 1, 2027.
Commencing on February 1, 2022, interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on January 1, 202, or the Maturity Date. The Company may voluntarily prepay principal amounts outstanding under the Term Loans in minimum increments of $5.0 million, subject to a prepayment premium of (i) 3.0% of the principal amount of such Term Loan so prepaid prior to December 22, 2022, (ii) 2.0% of the principal amount of such Term Loan so prepaid after December 22, 2022 and prior to December 22, 2023, or (iii) 1.0% of the principal amount of such Term Loan so prepaid after December 22, 2023 and prior to December 22, 2025.
If the Term Loans are accelerated due to, among others, the occurrence of a bankruptcy or insolvency event, the Company is required to make mandatory prepayments of (i) all principal amounts outstanding under the Term Loans, plus accrued and unpaid interest thereon through the prepayment date, (ii) any fees applicable by reason of such prepayment, (iii) the prepayment premiums set forth in the paragraph above, plus (iv) all other obligations that are due and payable, including expenses and interest at the Default Rate (as defined below) with respect to any past due amounts.
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company has also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, the Company must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if the Company’s average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. The Company was in compliance with all covenants under the Loan Agreement as of December 31, 2021.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement and through December 31, 2021, the fair value of the embedded derivative was determined to be immaterial and will be remeasured at fair value each reporting period with any future changes in fair value reported in earnings.
In connection with the Loan Agreement, the Company paid a closing fee of $1.0 million on December 22, 2021, and is further obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans funded upon the earliest to occur of the Maturity Date, the acceleration of any Term Loan and the prepayment, refinancing, substitution or replacement of any Term Loan and (ii) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the Loan Agreement, the Company entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
As of December 31, 2021, the carrying value of the Term Loans consists of $75.0 million principal outstanding less the debt issuance costs of approximately $2.7 million, including the closing fee. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $5.2 million is recognized over the life of the term loan through interest expense. As of December 31, 2021 the amortization of the deferred final fee and debt issuance costs was not material. At December 31, 2021, the effective interest rate was 9.64%. Interest expense relating to the term loan for the year ended December 31, 2021 was $140,000. As of December 31, 2020 the Company had no outstanding long-term debt.
The following summarizes additional information related to our long-term debt (in thousands):

December 31,
2021
Long-term debt, gross	$80,213
Deferred final fee	(5,213)
Debt issuance costs	(2,650)
Long-term debt, net	$72,350
9. Convertible Preferred Stock and Stockholders’ Equity
Convertible Preferred Stock
In connection with the Company's IPO in February 2020, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2021, no dividends had been declared by the board of directors.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding	5,757,957	3,655,945
Common stock awards available for grant under employee incentive plans	2,068,004	2,501,329
Restricted stock units outstanding	335,196	162,930
Total common stock reserved	8,161,157	6,320,204
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of December 31, 2021 and 2020.
10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2022 and 2021, the plan reserve increased by 2,013,830 and 1,747,112 shares, respectively. As of December 31, 2021, the Company had 1,362,929 shares available for future grant under the 2020 Plan.
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
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan has 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. No awards have been made out of this plan as of December 31, 2021.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	3,655,945	12.09	8.78	59,274
Granted	2,706,171	27.65
Exercised	(257,060)	4.88
Forfeited	(288,858)	22.11
Expired	(58,241)	28.19
Balance—December 31, 2021	5,757,957	19.06	8.37	34,887
Exercisable—12/31/2021(1)	2,451,373	10.83	7.46	29,467
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2021. As of December 31, 2020, prior to the Company's IPO in January 2020, the estimated fair value of the Company's common stock was determined by the board of directors.
The intrinsic value of options exercised for the year ended December 31, 2021 was $5.8 million.
The total grant-date fair value of the options vested during the year ended December 31, 2021 was $14.3 million. The weighted-average grant-date fair value of employee options granted during the year ended December 31, 2021 was $19.21.
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2020	162,930	$27.26
Granted	225,900	$30.51
Vested	(37,362)	$27.19
Forfeited	(16,272)	$31.23
Unvested Balance—December 31, 2021	335,196	$29.26
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Stock-Based Compensation Expense
Stock-based compensation expense included in the statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$8,478	$3,503	$351
General and administrative	15,414	4,440	473
Total stock-based compensation expense	$23,892	$7,943	$824
As of December 31, 2021, there was $54.0 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2021, there was $7.1 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years.
In March 2021, in connection with the retirement of the former Chief Financial Officer, the Company modified the terms of this individual’s historical stock awards. As a result of the modifications, the Company recognized approximately $5.3 million of incremental stock-based compensation expense during the period, which is included in general and administrative expenses.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.5 – 6.2	5.5 – 6.8	5.1 – 6.6
Expected volatility	80.6 – 85.2%	78.4 – 80.8%	68.6 – 72.5%
Risk-free interest rate	0.6 – 1.3%	0.3 – 1.4%	1.6 – 2.6%
Dividend yield	—%	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $82,000 and $258,000 as a liability from the early exercise in the accompanying balance sheets as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there were $57,000 and $176,000 recorded in accrued liabilities, respectively, and $25,000 and $82,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2022 and 2021, the ESPP reserve increased by 503,457 and 436,778 shares, respectively.
Stock-based compensation expense related to the ESPP was $442,000 and $346,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 82,703 shares of stock have been issued under the ESPP.
11. Income Taxes
No provision for income taxes was recorded for the years ended December 31, 2021, 2020 and 2019. The Company has incurred NOLs only in the United States since its inception. The Company has not reflected any benefit of such NOL carryforwards in the financial statements.
Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax provision at U.S. statutory rate	$(43,336)	$(28,493)	$(8,819)
State income taxes, net of federal benefit	(13,394)	(9,213)	(2,786)
Research and development tax and other credits	(2,497)	(2,413)	(655)
Change in valuation allowance	44,675	30,708	9,598
Uncertain tax positions	12,562	8,801	2,604
Permanent differences	1,243	616	58
162(m) limitation	757	—	—
Other	(10)	(6)	—
Provision for income tax	$—	$—	$—

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Significant components of the Company’s deferred income taxes were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$76,202	$38,196
Intangibles	1,626	1,777
Research and development tax credits	5,832	3,370
Accruals and reserves	2,318	1,041
Right-of-use liability	1,336	1,274
Stock-based compensation	4,126	1,122
Gross deferred tax assets	$91,440	$46,780

Deferred tax liabilities:
Property and equipment	$(296)	$(299)
Right-of-use asset	(780)	(859)
Gross deferred tax liabilities	$(1,076)	$(1,158)

Net deferred tax assets	$90,364	$45,622
Less valuation allowance	(90,364)	(45,622)
Total deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $44.7 million and $30.7 million during the years ended December 31, 2021 and 2020, respectively.
The Company has NOL carryforwards for federal, California and other state income tax purposes of approximately $361.3 million, $360.1 million and $5.3 million, respectively, as of December 31, 2021. Of the federal NOLs, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Cuts and Jobs Act of 2017, the remaining $357.8 million of NOLs generated after December 31, 2017 will be carried forward indefinitely. Of the $365.4 million in state net operating loss carryforwards $3.2 million can be carried forward indefinitely and the remaining start to expire in 2022.
On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing U.S. businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income, or can be carryforward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter. As of the date the financial statements were available to be issued, the state NOL carryforwards, if not utilized, will expire beginning in 2030.
As of December 31, 2021, the Company also had federal and California research and development tax credit carryforwards of $10.8 million and $2.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2037. The California research and development tax credit carryforwards are available indefinitely.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Financial Statements

Uncertain Tax Benefits
No liability related to uncertain tax positions is recorded on the financial statements.
The following table summarizes the activity related to the unrecognized benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$20,274	$6,448	$2,241
Increases (decreases) related to tax positions taken during a prior year	(6)	5	4
Increases related to tax positions taken during the current year	18,674	13,821	4,203
Ending balance	$38,942	$20,274	$6,448
The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.
Income tax returns are filed in the United States and California. The Company is not currently under audit by the Internal Revenue Service or similar state or local authorities. The years 2016 and forward remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Due to NOL carryforwards, all years effectively remain open to income tax examination by the domestic taxing jurisdictions in which the Company files tax returns.
Included in unrecognized tax benefits of $38.9 million at December 31, 2021 was $31.9 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
The Company is subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2016 and forward are subject to examination by the U.S. tax authorities and our tax years for 2016 and forward are subject to examination by the California tax authorities due to carryforward of unutilized NOLs and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company has not recognized any interest or penalties related to income taxes.
12. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2021	2020	2019
Convertible preferred stock on an as-converted basis	—	—	24,385,388
Stock options to purchase common stock	5,757,957	3,655,945	2,516,470
Early exercised options subject to future vesting	90,146	339,385	621,053
RSU's subject to future vesting	335,196	162,930	—
ESPP shares subject to future issuance	12,219	3,733	—
Restricted stock subject to future vesting	—	—	137,863
Total	6,195,518	4,161,993	27,660,774

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	February 22, 2022	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 22, 2022	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Todd Franklin Watanabe, Scott L. Burrows and Mas Matsuda, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Franklin Watanabe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022
Todd Franklin Watanabe

/s/ Scott L. Burrows	Chief Financial Officer (Principal Accounting and Financial Officer)	February 22, 2022
Scott L. Burrows

/s/ Patrick J. Heron	Director, Chairman	February 22, 2022
Patrick J. Heron

/s/ Bhaskar Chaudhuri	Director	February 22, 2022
Bhaskar Chaudhuri, Ph.D.

/s/ Terrie Curran	Director	February 22, 2022
Terrie Curran

/s/ Halley E. Gilbert	Director	February 22, 2022
Halley E. Gilbert

/s/ Keith R. Leonard	Director	February 22, 2022
Keith R. Leonard

/s/ Sue-Jean Lin	Director	February 22, 2022
Sue-Jean Lin

/s/ Joseph Turner	Director	February 22, 2022
Joseph Turner

/s/ Howard G. Welgus	Director	February 22, 2022
Howard G. Welgus, M.D.