Form 10-K/A
period 2021-12-31
Arcutis Biotherapeutics, Inc.
filed 2022-03-03
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No.1 (the “Amendment”) amends the Annual Report on Form 10-K of Arcutis Biotherapeutics, Inc. (the “Company”) for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 22, 2022 (the “Form 10-K”).
This Amendment is being filed for the sole purpose of correcting a reference to Arcutis Biotherapeutics, Inc. in the second sentence of the opening paragraph of the Opinion on Internal Control Over Financial Reporting of Ernst & Young LLP, the Company’s independent auditor, included in the Form 10-K under Item 9A. “Controls and Procedures.” Due to a clerical error, the sentence inadvertently referred to an incorrect company name.
This Amendment consists solely of the preceding cover page, this explanatory note, a replacement Item 9A. “Controls and Procedures,” which contains the corrected reference to Arcutis Biotherapeutics, Inc., a signature page, and an updated exhibit index included in Part IV, Item 15(b) of the Form 10-K solely to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended. Except as otherwise expressly noted herein, this Amendment does not modify, amend or update any of the financial information or any other information set forth in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcutis Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcutis Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
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
/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2022

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(b) of the Form 10-K is hereby amended solely to update the exhibit index with the new certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.
(b) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	S-1/A	1/21/20	3.2
3.2	Restated Bylaws.	S-1/A	1/21/20	3.4
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	2022 Employment Inducement Incentive Plan and forms of award agreements.	10-K	2/22/22	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.7#	Offer Letter, dated January 9, 2020, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.6
10.8#	Offer Letter, dated January 9, 2020, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.7
10.9#	Offer Letter, dated January 9, 2020, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.8
10.10#	Offer Letter, dated January 9, 2020, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.9
10.11#	Offer Letter, dated January 9, 2020, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.10
10.12#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.13†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.14†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.15†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.16#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.17	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.18#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17

10.19#	Severance & Change in Control Agreement, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.18
10.20#	Severance & Change in Control Agreement, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.19
10.21#	Severance & Change in Control Agreement, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.20
10.22#	Severance & Change in Control Agreement, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.21
10.23#	Severance & Change in Control Agreement, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.22
10.24#	Offer Letter, dated December 18, 2020, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.23
10.25#	Severance & Change in Control Agreement, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.24
10.26†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.	10-K	2/16/21	10.25
10.27†^	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.	10-Q	5/6/21	10.1
10.28#	Severance & Change in Control Agreement, by and between the Registrant and Scott L. Burrows.	10-Q	5/6/21	10.2
10.29	Sales Agreement, dated May 6, 2021, by and between the Registrant and Cowen and Company, LLC.	10-Q	5/6/21	10.3
10.30†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.	10-Q	11/4/21	10.1
10.31#	Offer Letter, dated December 13, 2021, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.31
10.32#	Severance & Change in Control Agreement, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.32
10.33^	Loan and Security Agreement, dated December 22, 2021, by and among the Registrant, SLR Investment Corp. and the lenders party thereto.	10-K	2/22/22	10.33
23.1	Consent of Independent Registered Public Accounting Firm. PCAOB ID: 42	10-K	2/22/22	23.1
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).	10-K	2/22/22	24.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/22/22	31.1
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/22/22	31.2
31.3
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					*
31.4
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/22/22	32.1

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	March 03, 2022	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 03, 2022	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)