Form 10-Q
period 2022-03-31
Arcutis Biotherapeutics, Inc.
filed 2022-05-05
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of April 29, 2022 was 51,417,963.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and par value)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,795	$96,449
Restricted cash	1,234	1,542
Marketable securities	273,806	290,610
Prepaid expenses and other current assets	14,083	14,172
Total current assets	358,918	402,773
Property, plant, and equipment, net	2,152	2,261
Operating lease right-of-use asset	2,961	3,040
Other assets	78	78
Total assets	$364,109	$408,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,466	$7,353
Accrued liabilities	19,990	25,540
Operating lease liability	507	433
Total current liabilities	32,963	33,326
Operating lease liability, noncurrent	4,613	4,774
Long-term debt, net	72,742	72,350
Other long-term liabilities	19	25
Total liabilities	110,337	110,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 51,410,463 and 50,345,755 shares issued at March 31, 2022 and December 31, 2021, respectively; 51,360,348 and 50,255,614 shares outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	727,417	706,233
Accumulated other comprehensive loss	(1,020)	(255)
Accumulated deficit	(472,630)	(408,306)
Total stockholders’ equity	253,772	297,677
Total liabilities and stockholders’ equity	$364,109	$408,152
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$40,622	$21,631
General and administrative	22,006	14,454
Total operating expenses	62,628	36,085
Loss from operations	(62,628)	(36,085)

Other income (expense):
Other income, net	142	43
Interest expense	(1,838)	—
Total other income (expense)	(1,696)	43

Net loss	$(64,324)	$(36,042)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(765)	44

Comprehensive loss	$(65,089)	$(35,998)

Per share information:
Net loss per share, basic and diluted	$(1.27)	$(0.76)
Weighted-average shares used in computing net loss per share, basic and diluted	50,513,524	47,280,769
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
Issuance of shares of common stock for initial public offering, net of issuance costs of $603	—	—	6,325,000	1	207,489	—	—	207,490
Issuance of common stock upon the exercise of stock options	—	—	111,282	—	325	—	—	325
Issuance of common stock upon the vesting of restricted stock units	—	—	32,362	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	79,925	—	53	—	—	53
Stock-based compensation expense	—	—	—	—	8,503	—	—	8,503
Unrealized gain on marketable securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(36,042)	(36,042)
Balance—March 31, 2021	—	$—	49,887,007	$5	$688,939	$42	$(237,992)	$450,994

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	50,255,614	$5	$706,233	$(255)	$(408,306)	$297,677
Issuance of shares of common stock under ATM, net of issuance costs of $634	—	—	882,353	—	14,366	—	—	14,366
Issuance of common stock upon the exercise of stock options	—	—	102,935	—	260	—	—	260
Issuance of common stock upon the vesting of restricted stock units	—	—	79,421	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	40,025	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	6,533	—	—	6,533
Unrealized loss on marketable securities	—	—	—	—	—	(765)	—	(765)
Net loss	—	—	—	—	—	—	(64,324)	(64,324)
Balance—March 31, 2022	—	$—	51,360,348	$5	$727,417	$(1,020)	$(472,630)	$253,772
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,324)	$(36,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	98
Non-cash lease expense	79	80
Net amortization/accretion on marketable securities	618	616
Non-cash interest expense	392	—
Stock-based compensation expense	6,533	8,503
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(12,663)
Accounts payable	5,196	(3,880)
Accrued liabilities	(5,532)	(3,001)
Operating lease liabilities	(87)	86
Net cash used in operating activities	(56,975)	(46,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(55,504)	—
Proceeds from maturities of marketable securities	70,925	62,550
Purchases of property and equipment	(124)	(554)
Net cash provided by investing activities	15,297	61,996
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	260	325
Proceeds from issuance of shares under ATM, net of issuance costs	14,456	—
Proceeds from issuance of common stock, net of issuance costs	—	207,490
Net cash provided by financing activities	14,716	207,815
Net increase (decrease) in cash, cash equivalents, and restricted cash	(26,962)	223,608
Cash, cash equivalents, and restricted cash at beginning of period	97,991	66,624
Cash, cash equivalents, and restricted cash at end of period	$71,029	$290,232
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$1,425	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a late-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company's current portfolio is comprised of highly differentiated topical treatments with significant potential to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology, while maximizing its probability of technical success.
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
At-the-Market (ATM) Offerings
On May 6, 2021, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In March 2022, the Company sold 882,353 shares under the ATM for $17.00 per share and received $14.5 million in net proceeds.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $472.6 million and $408.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company had cash, cash equivalents, restricted cash, and marketable securities of $344.8 million and $388.6 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company had $75.0 million outstanding under the Loan Agreement and has an aggregate of up to $150.0 million in additional funding that may become available subject to the satisfaction of specified conditions. Prior to selling common stock in its IPO, the Company had historically financed its operations primarily through the sale of its convertible preferred stock. Management expects operating losses to continue for the foreseeable future.
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
Coronavirus Outbreak
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (COVID-19) outbreak. The Company is monitoring the impact COVID-19 may have on the clinical development of its product candidates, including potential delays or modifications to its ongoing and planned trials, as well as its planned commercial activities. The Company believes that the rapid spread of the Omicron variant in late 2021 and early 2022 likely had a minor impact on the enrollment of our clinical trials. Because of this likely impact along with the inherent challenges of enrolling young children in clinical trials, the Company has updated its expected timeline for providing topline data for the INTEGUMENT-PED trial, in atopic dermatitis subjects between two and five years of age, to 2023. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Unaudited Interim Condensed Financial Statements
The interim condensed balance sheet as of March 31, 2022, the interim condensed statements of operations and comprehensive loss, and the condensed changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three month periods are also unaudited. The condensed results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of March 31, 2022 and December 31, 2021, the Company held $1.2 million and $1.5 million, respectively, of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three months ended March 31, 2022 and 2021.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Nonclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three months ended March 31, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$69,795	$—	$—	$69,795
Commercial paper	—	74,468	—	74,468
Corporate debt securities	—	91,860	—	91,860
U.S. Treasury securities	107,478	—	—	107,478
Total assets	$177,273	$166,328	$—	$343,601
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$95,145	$—	$—	$95,145
Commercial paper	—	119,413	—	119,413
Corporate debt securities	—	114,324	—	114,324
U.S. Treasury securities	58,177	—	—	58,177
Total assets	$153,322	$233,737	$—	$387,059
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	March 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$69,795	$—	$—	$69,795
Total cash and cash equivalents	$69,795	$—	$—	$69,795
Marketable securities:
Commercial paper	$74,468	$—	$—	$74,468
Corporate debt securities	92,162	2	(304)	91,860
U.S. Treasury securities	108,196	—	(718)	107,478
Total marketable securities	$274,826	$2	$(1,022)	$273,806
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$95,145	$—	$—	$95,145
Corporate debt securities	1,304	—	—	1,304
Total cash and cash equivalents	$96,449	$—	$—	$96,449
Marketable securities:
Commercial paper	$119,413	$—	$—	$119,413
Corporate debt securities	113,145	—	(125)	113,020
U.S. Treasury securities	58,307	—	(130)	58,177
Total marketable securities	$290,865	$—	$(255)	$290,610
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three months ended March 31, 2022 and 2021 were not material. As of March 31, 2022 and December 31, 2021, unrealized credit losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of March 31, 2022 and December 31, 2021, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$2,721	$518
Prepaid clinical trial costs	2,362	5,629
Tax credits	362	362
Other prepaid expenses and current assets	8,638	7,663
Total prepaid expenses and other current assets	$14,083	$14,172
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical trial accruals	$11,308	$13,217
Accrued compensation	3,469	9,130
Accrued expenses and other current liabilities	5,213	3,193
Total accrued liabilities	$19,990	$25,540
5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer hardware	$775	$775
Furniture and fixtures	379	346
Software	104	104
Construction in process	8	—
Leasehold improvements	1,568	1,568
Property and equipment, gross	2,834	2,793
Less accumulated depreciation	(682)	(532)
Property and equipment, net	$2,152	$2,261
Depreciation expense was $150,000 and $98,000 for the three months ended March 31, 2022 and 2021, respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).

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
There were no payments made or due in connection with AZ-Licensed Products for the three months ended March 31, 2022 and 2021.
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
There were no payments made or due in connection with Hengrui for the three months ended March 31, 2022 and 2021.
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
The amended lease agreement also required the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, the Company entered into a letter of credit for $1.5 million, which it secured with a restricted cash account in the same amount. In March 2022, the Company reduced the line of credit and related restricted cash account to $1.2 million.
All leasehold improvements will be depreciated over the remaining term of the lease.
The minimum annual rental payments of the Company’s operating lease liability as of March 31, 2022 are as follows (in thousands):

Amounts
2022 (April through December)	$605
2023	964
2024	994
2025	1,025
2026	1,054
Thereafter	1,740
Total minimum lease payments	$6,382
Less: Amounts representing interest	(1,262)
Present value of future minimum lease payments	$5,120
Current portion operating lease liability	507
Operating lease liability, noncurrent	4,613
Total operating lease liability	$5,120
Straight-line rent expense recognized for operating leases was $171,000 and $175,000 for the three months ended March 31, 2022 and 2021, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three months ended March 31, 2022 and 2021.
The following information represents supplemental disclosure for the condensed statements of cash flows related to the Company’s operating lease (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$176	$—
The following summarizes additional information related to the operating lease:

March 31, 2022
Weighted-average remaining lease term (in years)	6.3
Weighted-average discount rate	7.0%

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of topical roflumilast cream which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $9.3 million within the next 9 months and then approximately $0.6 million per year for 2023, 2024, and 2025. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the provisions of the Company's Bylaws and the Delaware General Corporation Law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes any potential loss exposure under these indemnification agreements in excess of applicable insurance coverage is minimal. The terms of certain of our license agreements require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain.
8. Long-term debt
On December 22, 2021, the Company entered into a Loan Agreement with SLR Investment Corp. ("SLR") and the lenders party thereto. The lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $225.0 million, comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million (Term Loans). As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On March 31, 2022, the rate was 7.68%. The maturity date for each term loan is January 1, 2027.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company has also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, the Company must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if the Company’s average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. The Company was in compliance with all covenants under the Loan Agreement as of March 31, 2022.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement and through March 31, 2022, the fair value of the embedded derivative was determined to be immaterial and will be remeasured at fair value each reporting period with any future changes in fair value reported in earnings.
In connection with the Loan Agreement, the Company paid a closing fee of $1.0 million on December 22, 2021, and is further obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans funded upon the earliest to occur of the Maturity Date, the acceleration of any Term Loan and the prepayment, refinancing, substitution, or replacement of any Term Loan and (ii) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the Loan Agreement, the Company entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $5.2 million is recognized over the life of the term loan through interest expense. At March 31, 2022, the effective interest rate was 9.97%. Interest expense relating to the term loan for the three months ended March 31, 2022 was $1.8 million.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The carrying value of the Term Loans consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal loan balance	$75,000	$75,000
Accrued final fee	261	—
Unamortized debt issuance costs	(2,519)	(2,650)
Long-term debt, net	$72,742	$72,350
9. Convertible Preferred Stock and Stockholders’ Equity
Convertible Preferred Stock
In connection with the Company's IPO in February 2020, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of March 31, 2022, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	March 31, 2022	December 31, 2021
Options issued and outstanding	6,911,228	5,757,957
Common stock awards available for grant under employee incentive plans	3,575,485	2,068,004
Restricted stock units outstanding	1,259,375	335,196
Total common stock reserved	11,746,088	8,161,157
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2022 and 2021, the plan reserve increased by 2,013,830 and 1,747,112 shares, respectively. As of March 31, 2022, the Company had 1,184,753 shares available for future grant under the 2020 Plan.
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
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan has 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. The Company began granting out of the 2022 Plan in the first quarter of 2022 and has 1,182,200 shares available for future grant under the plan as of March 31, 2022.
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	5,757,957	$19.06	8.37	$34,887
Granted	1,289,200	$18.53
Exercised	(102,935)	$2.53
Forfeited	(28,800)	$29.46
Expired	(4,194)	$27.42
Balance—March 31, 2022	6,911,228	$19.16	8.48	$31,704
Exercisable—March 31, 2022(1)	2,615,847	$12.50	7.36	$26,106
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2022. The intrinsic value of options exercised for the three months ended March 31, 2022 was $1.4 million.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The total grant-date fair value of the options vested during the three months ended March 31, 2022 was $5.0 million. The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2022 was $12.94.
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2021	335,196	$29.26
Granted	1,012,500	$18.06
Vested	(79,421)	$29.98
Forfeited	(8,900)	$17.67
Unvested Balance—March 31, 2022	1,259,375	$20.30
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,734	$1,520
General and administrative	3,799	6,983
Total stock-based compensation expense	$6,533	$8,503
As of March 31, 2022, there was $64.9 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2022, there was $24.1 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.6 years.
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
Fair value of common stock — The Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.
Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company uses the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Expected Volatility — Prior to 2022, the Company did not have sufficient trading history for its common stock to solely use its own historical volatility. Therefore, the expected volatility was estimated based on a combination of its own historical common stock volatility as well as the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, and area of specialty. The Company applied that process until a sufficient amount of historical information regarding the volatility of its own stock price became available. Beginning in 2022, having over two years of trading history, the Company began using solely its own historical stock price for expected volatility.
Risk-Free Interest Rate —The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Dividend Yield —The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Expected term (in years)	6.0 – 6.1	5.5 – 6.2
Expected volatility	81.0 – 82.1%	80.6 – 85.2%
Risk-free interest rate	1.4 – 2.0%	0.6 – 1.3%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $58,000 and $82,000 as a liability from the early exercise in the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, there were $39,000 and $57,000 recorded in accrued liabilities, respectively, and $19,000 and $25,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2022 and 2021, the ESPP reserve increased by 503,457 and 436,778 shares, respectively. As of March 31, 2022, the Company had 1,208,532 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $209,000 and $117,000 for the three months ended March 31, 2022 and 2021, respectively.
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2022	2021
Stock options to purchase common stock	6,911,228	4,540,255
Early exercised options subject to future vesting	50,121	259,460
RSU's subject to future vesting	1,259,375	310,068
ESPP shares subject to future issuance	53,610	3,733
Total	8,274,334	5,113,516

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which has been filed with the Securities and Exchange Commission (SEC). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
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
Our lead product candidate, roflumilast cream, has successfully completed pivotal Phase 3 clinical trials in plaque psoriasis, demonstrating symptomatic improvement and favorable tolerability in this population. We have submitted a New Drug Application (NDA) to the FDA, and the FDA has set a Prescription Drug User Fee Act (PDUFA) action date of July 29, 2022. Roflumilast cream is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the systematic treatment of dermatological conditions. We are developing roflumilast cream for the treatment of plaque psoriasis, including psoriasis in intertriginous regions such as the groin, axillae, and inframammary areas, as well as atopic dermatitis. We have also successfully completed a long-term safety study of roflumilast cream in plaque psoriasis subjects showing continued symptomatic improvement and favorable tolerability over a treatment period of 52 to 64 weeks. In atopic dermatitis, we have initiated three pivotal Phase 3 clinical studies: INTEGUMENT-1 and -2 are enrolling subjects six years of age or older and INTEGUMENT-PED is enrolling subjects between the ages of two and five years. We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022. We intend to submit a supplemental New Drug Application (sNDA) for topical roflumilast cream for the treatment of atopic dermatitis patients aged six years or older in 2023 based on the results of INTEGUMENT-1 and -2. We expect to provide topline data from INTEGUMENT-PED in 2023 and submit a subsequent sNDA for the younger age cohort following the potential initial atopic dermatitis approval in patients aged six years or older.
We are also developing a topical foam formulation of roflumilast, and have completed enrollment in single pivotal Phase 3 clinical trials in both seborrheic dermatitis and scalp and body psoriasis. In seborrheic dermatitis, we anticipate topline data in mid-year 2022. If positive, we expect the data to be a sufficient basis for an NDA submission in the first half of 2023. In our Phase 3 scalp and body psoriasis trial, we anticipate topline data late in the third quarter or early in the fourth quarter of 2022. If positive, we expect the data to be a sufficient basis for a sNDA submission.

Beyond topical roflumilast, we are developing ARQ-252, a potent and highly selective topical JAK1 inhibitor. In May 2021, we announced that the Phase 2 study of ARQ-252 in chronic hand eczema did not meet its primary endpoint with further analyses of the study pointing to inadequate local drug delivery to the skin. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo, as we began reformulation efforts to develop an enhanced formulation of ARQ-252 that delivers more active drug to targets in the skin. Additionally, we have Investigational New Drug application (IND)-enabling efforts continuing for ARQ-255, an alternative deep-penetrating topical formulation of ARQ-252 designed to reach deeper into the skin and hair follicle in order to potentially treat alopecia areata. The ARQ-255 formulation is separate and distinct from ARQ-252, and thus there are no implications to ARQ-255 from ARQ-252. We expect to initiate a clinical trial of ARQ-255 in alopecia areata in 2022.
Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We have not generated any revenue from product sales and have funded our operations primarily with the net proceeds from equity and debt offerings. Prior to our IPO, we received $162.5 million in net cash proceeds from private placements of our convertible preferred stock. On February 4, 2020, we received $167.2 million in net proceeds in connection with our IPO. On October 6, 2020, we closed a public offering and a concurrent private placement of our common stock and received an aggregate of $128.4 million in net proceeds. On February 5, 2021, we closed a public offering of our common stock and received an aggregate of $207.5 million in net proceeds. In December 2021, we received $72.4 million in net proceeds under the Loan Agreement. In March 2022, we received $14.5 million in net proceeds related to shares issued under our ATM. See Note 1 to the financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $64.3 million and $36.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $472.6 million and cash, cash equivalents, restricted cash, and marketable securities of $344.8 million. As of March 31, 2022, we had $75.0 million outstanding under the Loan Agreement and an aggregate of up to $150.0 million in additional funding may become available subject to the satisfaction of specified conditions.
We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials, regulatory submissions, and commercialization. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA or other foreign regulatory authorities for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the financial statements for additional information. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities, combined with committed funding under the Loan Agreement, will be sufficient to fund our operations into 2024.
We rely on third parties in the conduct of our nonclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single source suppliers, for our nonclinical and clinical trial materials, as well as the commercial supply of our products. In addition, we have not yet completed the build out of our entire sales organization. Accordingly, we expect to incur significant expenses to fully develop a sales organization or commercial infrastructure in advance of generating any product sales.

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
In alignment with public health guidance designed to slow the spread of COVID-19, we implemented a remote work plan for all employees as of mid-March 2020. With COVID-19 moving to an endemic phase, we have formally returned to our previously existing hybrid work environment consisting of both local and remote employees. We may need to undertake additional actions that could impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.
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
Interest Expense
Interest expense is related to our long term debt.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(unaudited)
	(in thousands)
Operating expenses:
Research and development	$40,622	$21,631	$18,991	88%
General and administrative	22,006	14,454	7,552	52%
Total operating expenses	62,628	36,085	26,543	74%
Loss from operations	(62,628)	(36,085)	(26,543)	74%

Other income (expense):
Other income, net	142	43	99	230%
Interest expense	(1,838)	—	(1,838)	*
Total other income (expense)	(1,696)	43	(1,739)	(4044)%

Net loss	$(64,324)	$(36,042)	$(28,282)	78%
______________
*Not applicable

Research and Development Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$25,222	$9,787	$15,435	158%
Topical JAK inhibitor program	963	3,651	(2,688)	(74)%
Other early stage programs	295	177	118	67%
Indirect costs:
Compensation and personnel-related	9,439	5,109	4,330	85%
Other	4,703	2,907	1,796	62%
Total research and development expense	$40,622	$21,631	$18,991	88%
Research and development expenses increased by $19.0 million, or 88%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in direct costs related to the topical roflumilast program of $15.4 million, an increase in compensation and personnel-related costs of $4.3 million, and an increase in other costs of $1.8 million. These increases were partially offset by a decrease in direct costs related to the topical JAK inhibitor program (ARQ-252 and ARQ-255) of $2.7 million. The increase in topical roflumilast program costs was primarily due to increased clinical trial costs and increased manufacturing. Clinical trial costs increased due to the ongoing Phase 3 studies of roflumilast cream in atopic dermatitis and Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp psoriasis partially offset by the completion of Phase 3 studies of roflumilast cream in plaque psoriasis. Manufacturing costs increased due to the timing of purchases of roflumilast active pharmaceutical ingredient (API). The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount to manage our growing clinical programs. The increase in other costs was primarily due to an increase in consulting activity and medical affairs spending. The decrease in topical JAK inhibitor program costs was primarily due to the completion of our Phase 2 study of ARQ-252 in chronic hand eczema.
General and Administrative Expenses
General and administrative expenses increased by $7.6 million, or 52%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to higher professional services of $5.3 million and higher compensation and personnel-related expenses of $1.3 million. The increase in professional services was due to an increase in consulting activity and marketing expenses primarily related to roflumilast. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount as we prepare for commercialization.
Other Income, Net
Other income, net increased by $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a larger marketable securities balance for the three months ended March 31, 2022.
Interest Expense
Interest expense increased by $1.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to interest expense of $1.8 million related to our long-term debt. See Note 8.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. As of March 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $344.8 million, and an accumulated deficit of $472.6 million. As of March 31, 2022, we had $75.0 million outstanding under our Loan Agreement.
We have historically financed our operations primarily through private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020 and February 2021, our Loan Agreement, and our ATM. We will continue to be dependent upon equity, debt financing, collaborations, or other forms of capital at least until we are able to generate positive cash flows from our operations.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(unaudited)
	(in thousands)
Cash used in operating activities	$(56,975)	$(46,203)
Cash provided by investing activities	15,297	61,996
Cash provided by financing activities	14,716	207,815
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(26,962)	$223,608

Net Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $57.0 million, which consisted of a net loss of $64.3 million and a change in net operating assets and liabilities of $0.4 million, partially offset by net non-cash charges of $7.8 million. The net non-cash charges were primarily related to stock-based compensation expense of $6.5 million.
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
Net Cash Provided by Investing Activities
During the three months ended March 31, 2022, net cash provided by investing activities was $15.3 million, which was comprised primarily of proceeds from the maturities of marketable securities of $70.9 million, partially offset by purchases of marketable securities of $55.5 million.
During the three months ended March 31, 2021, net cash provided by investing activities was $62.0 million, which was comprised primarily of proceeds from the maturities of marketable securities of $62.6 million, partially offset by the purchases of property and equipment of $0.6 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $14.7 million, which was comprised primarily of the net cash proceeds received from shares sold under our ATM of $14.5 million.
During the three months ended March 31, 2021, net cash provided by financing activities was $207.8 million, which was comprised primarily of the net cash proceeds received from the follow-on financing in February 2021 of $207.5 million.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $472.6 million as of March 31, 2022. We had cash, cash equivalents, and marketable securities of $343.6 million as of March 31, 2022. As of March 31, 2022, we had $75.0 million outstanding under the Loan Agreement and an aggregate of up to $150.0 million in additional funding may become available subject to the satisfaction of specified conditions. Based on our current planned operations, we expect that our current cash, cash equivalents, and marketable securities, combined with committed funding under the Loan Agreement, will be sufficient to fund our operations into 2024. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations.
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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned or ongoing clinical studies of roflumilast cream in atopic dermatitis, roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, ARQ-252 in chronic hand eczema and vitiligo, and our IND-enabling efforts for ARQ-255 in alopecia areata;
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

Indebtedness

On December 22, 2021 we entered into a Loan Agreement with SLR and the lenders party thereto. Pursuant to the Loan Agreement, the lenders agreed to extend term loans to the us in an aggregate principal amount of up to $225.0 million, comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million. We refer to the tranche A, tranche B, and tranche C term loans together as our Term Loans. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
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

Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On March 31, 2022, the rate was 7.68%.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if our average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. We were in compliance with all covenants under the Loan Agreement as of March 31, 2022.
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
The following summarizes our significant contractual obligations as of March 31, 2022.
Facility Operating Lease
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, as of March 31, 2022, we have a letter of credit and related restricted cash account of $1.2 million. The total commitment under the operating lease agreement is $6.4 million, including $0.6 million for the remaining nine months of 2022, $1.0 million for each of the years 2023 through 2027, and $0.6 million for the year 2028. See Note 7 to the unaudited condensed financial statements for additional information.
Long-Term Debt Obligations
As of March 31, 2022, we had $75.0 million outstanding under our Loan Agreement and an aggregate of up to $150.0 million in additional funding under the Loan Agreement that may become available subject to the satisfaction of specified conditions. The total commitment under the Loan Agreement is $108.7 million, including $4.5 million for 2022, $6.0 million for each of the years 2023 through 2026, and $80.2 million for 2027. These amounts do not represent or include any future draw downs, but instead represent only the contractually obligated minimum payments of interest, principal, and loan fees related to the funding of the $75.0 million tranche A term loan on December 22, 2021.
License Agreements
The terms of certain of our license agreements require us to pay potential future milestone payments based on product development and commercial success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 6 to the financial statements.

Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of topical roflumilast cream which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $9.3 million within the next nine months and then approximately $0.6 million per year for the following three years. This amount does not represent all of the our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2022, we had cash and cash equivalents of $69.8 million, restricted cash of $1.2 million, and marketable securities of $273.8 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three months ended March 31, 2022. On March 31, 2022, the interest rate was 7.68%.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 05, 2022	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 05, 2022	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)