Form 10-Q
period 2022-09-30
Arcutis Biotherapeutics, Inc.
filed 2022-11-08
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 4, 2022 was 60,927,824.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,543	$96,449
Restricted cash	1,234	1,542
Trade receivables, net	2,431	—
Marketable securities	395,420	290,610
Inventories	4,307	—
Prepaid expenses and other current assets	11,784	14,172
Total current assets	496,719	402,773
Property, plant, and equipment, net	1,939	2,261
Intangible assets, net	7,375	—
Operating lease right-of-use asset	2,803	3,040
Other assets	78	78
Total assets	$508,914	$408,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,666	$7,353
Accrued liabilities	27,797	25,540
Operating lease liability	639	433
Total current liabilities	37,102	33,326
Operating lease liability, noncurrent	4,285	4,774
Long-term debt, net	196,753	72,350
Other long-term liabilities	—	25
Total liabilities	238,140	110,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 60,927,208 and 50,345,755 shares issued at September 30, 2022 and December 31, 2021, respectively; 60,908,641 and 50,255,614 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	920,109	706,233
Accumulated other comprehensive loss	(1,596)	(255)
Accumulated deficit	(647,745)	(408,306)
Total stockholders’ equity	270,774	297,677
Total liabilities and stockholders’ equity	$508,914	$408,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$725	$—	$725	$—
Total revenues	725	—	725	—

Operating expenses:
Cost of sales	269	—	269	—
Research and development	69,731	40,604	148,558	93,000
Selling, general, and administrative	35,473	16,474	85,101	42,243
Total operating expenses	105,473	57,078	233,928	135,243
Loss from operations	(104,748)	(57,078)	(233,203)	(135,243)

Other income (expense):
Other income, net	1,938	98	2,501	213
Interest expense	(4,899)	—	(8,737)	—
Total other income (expense)	(2,961)	98	(6,236)	213

Net loss	$(107,709)	$(56,980)	$(239,439)	$(135,030)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(344)	18	(1,341)	(16)

Comprehensive loss	$(108,053)	$(56,962)	$(240,780)	$(135,046)

Per share information:
Net loss per share, basic and diluted	$(1.89)	$(1.14)	$(4.52)	$(2.75)
Weighted-average shares used in computing net loss per share, basic and diluted	57,091,743	50,097,851	53,028,962	49,136,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share data) (unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	50,255,614	$5	$706,233	$(255)	$(408,306)	$297,677
Issuance of shares of common stock under ATM, net of issuance costs of $634	—	—	882,353	—	14,366	—	—	14,366
Issuance of common stock upon the exercise of stock options	—	—	102,935	—	260	—	—	260
Issuance of common stock upon the vesting of restricted stock units	—	—	79,421	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	40,025	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	6,533	—	—	6,533
Unrealized loss on marketable securities	—	—	—	—	—	(765)	—	(765)
Net loss	—	—	—	—	—	—	(64,324)	(64,324)
Balance—March 31, 2022	—	$—	51,360,348	$5	$727,417	$(1,020)	$(472,630)	$253,772
Issuance of common stock upon the exercise of stock options	—	—	57,113	—	156	—	—	156
Issuance of common stock upon the vesting of restricted stock units	—	—	6,625	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	27,830	—	20	—	—	20
Shares issued pursuant to the employee stock purchase plan	—	—	74,237	—	976	—	—	976
Stock-based compensation expense	—	—	—	—	8,096	—	—	8,096
Unrealized loss on marketable securities	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(67,406)	(67,406)
Balance—June 30, 2022	—	$—	51,526,153	$5	$736,665	$(1,252)	$(540,036)	$195,382
Issuance of shares of common stock, net of discount and issuance costs of $10,844	—	—	8,625,000	1	161,656	—	—	161,657
Issuance of shares of common stock related to acquisition of Ducentis Biotherapeutics LTD	—	—	610,258	—	12,468	—	—	12,468
Issuance of common stock upon the exercise of stock options	—	—	130,817	—	494	—	—	494
Issuance of common stock upon the vesting of restricted stock units	—	—	12,695	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	3,718	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	8,789	—	—	8,789
Unrealized loss on marketable securities	—	—	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	—	—	(107,709)	(107,709)
Balance—September 30, 2022	—	$—	60,908,641	$6	$920,109	$(1,596)	$(647,745)	$270,774
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,439)	$(135,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	462	318
Non-cash lease expense	237	234
Amortization of intangible assets	125	—
Acquired in-process research and development	29,630	—
Net amortization/accretion on marketable securities	89	2,569
Non-cash interest expense	1,590	—
Stock-based compensation expense	23,418	18,206
Changes in operating assets and liabilities:
Accounts receivable, net	(2,431)	—
Inventories	(4,307)	—
Prepaid expenses and other current assets	2,299	(6,115)
Accounts payable	1,383	(2,146)
Accrued liabilities	577	(1,220)
Operating lease liabilities	(283)	266
Net cash used in operating activities	(186,650)	(122,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(377,301)	(244,268)
Proceeds from maturities of marketable securities	271,061	145,550
Purchases of property and equipment	(210)	(734)
Acquisition of in-process research and development	(15,450)	—
Milestone payment for intangible	(7,500)	—
Net cash used in investing activities	(129,400)	(99,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,000	1,098
Proceeds from issuance of shares under ATM, net of issuance costs	14,455	—
Proceeds from issuance of common stock, net of issuance costs	161,592	207,490
Proceeds from issuance of common stock pursuant to employee stock purchase plan	976	478
Proceeds from long-term debt	125,000	—
Payment of debt issuance costs	(2,187)	—
Net cash provided by financing activities	300,836	209,066
Net decrease in cash, cash equivalents, and restricted cash	(15,214)	(13,304)
Cash, cash equivalents, and restricted cash at beginning of period	97,991	66,624
Cash, cash equivalents, and restricted cash at end of period	$82,777	$53,320
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$6,923	$—
Acquired in-process research and development in exchange for the issuance of common stock	$12,468	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is an early commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3%, on July 29, 2022, for the treatment of individuals with plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older, and began commercialization in August 2022. The Company's current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology, while maximizing its probability of technical success.
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
On August 5, 2022, the Company completed a public offering of 8,625,000 shares of common stock at an offering price of $20.00 per share, including 1,125,000 shares sold pursuant to the underwriters full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company were approximately $161.6 million, after deducting underwriting discounts, commissions, and offering related transaction costs.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $647.7 million and $408.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company had cash, cash equivalents, restricted cash, and marketable securities of $478.2 million and $388.6 million as of September 30, 2022 and December 31, 2021, respectively. Upon FDA approval of ZORYVE, $125.0 million of additional funding became available under the Loan Agreement which the Company drew down and received on August 2, 2022. After this draw down, the Company has $200.0 million outstanding under the Loan Agreement as of September 30, 2022, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions. See Note 8. On August 5, 2022, the Company received net proceeds of approximately $161.6 million from a public offering of its common stock.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The condensed consolidated financial statements include our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, accruals for research and development activities, fair value of common stock and convertible preferred stock (prior to the IPO completed in January 2020), stock-based compensation expense, and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Segments
To date, the Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2022, the interim condensed consolidated statements of operations and comprehensive loss, and the condensed consolidated changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of September 30, 2022 and December 31, 2021, the Company held $1.2 million and $1.5 million, respectively, of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.
Marketable Securities
Marketable securities consist of investment grade short to intermediate-term fixed income investments that have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the condensed consolidated balance sheets due to their highly liquid nature and availability for use in current operations.
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss). Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method. Unrealized gains and losses on marketable securities are reported as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. Interest on marketable securities is included in other income, net.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Trade Receivables, net
The Company’s trade accounts receivable consists of amounts due primarily from pharmaceutical wholesalers in the U.S. (collectively, its "Customers") related to sales of ZORYVE and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts, and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company will reserve against trade accounts receivable for estimated credit losses that may arise and any amounts determined to be uncollectible will be written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not material as of September 30, 2022.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale, and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of sales in the consolidated statements of operations. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products which may be used in clinical development programs are excluded from inventory and their costs are charged to research and development expense in the consolidated statement of operations as incurred. Prior to the initial date regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations in the period incurred. As of September 30, 2022, the Company had inventory, mostly at the raw materials stage, with a value of approximately $14.6 million which was previously expensed, which is expected to sell over the next two years. As a result, cost of sales will reflect a lower average per unit cost of materials over this time period.
Intangible Assets, net
The Company had no intangible assets as of December 31, 2021. The Company paid a milestone payment of $7.5 million to AstraZeneca in the third quarter of 2022 related to the FDA approval and launch of ZORYVE. This milestone payment was capitalized as an intangible asset and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related License Agreement will be in effect. See Note 6. Amortization expense for the three months ended September 30, 2022 was immaterial.

Estimated future amortization expense for the intangible assets subsequent to September 30, 2022 is as follows:

Amounts
2022 (October through December)	$188
2023	750
2024	750
2025	750
2026	750
Thereafter	4,187
Total amortization	$7,375

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The Company evaluates its long-lived assets, including intangibles, for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable by comparing the fair value of the intangible asset based on the undiscounted net cash flows over the remaining useful life with its carrying value. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed consolidated balance sheets.
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
Assets and liabilities recorded at fair value on a recurring basis on the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three and nine months ended September 30, 2022 and 2021.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
Nonclinical and Clinical Accruals and Costs
The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three and nine months ended September 30, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Convertible Preferred Stock
Prior to its IPO, the Company classified its outstanding convertible preferred stock outside of stockholders’ equity (deficit) on its condensed consolidated balance sheets as the requirements of triggering a deemed liquidation event, as defined within its amended and restated certificate of incorporation, were not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event were to be distributed in accordance with the liquidation preferences, provided that the holders of convertible preferred stock had not converted their shares into common stock. The Company recorded the issuance of convertible preferred stock at the issuance price less related issuance costs. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty as to whether or when a deemed liquidation event may have occurred. In connection with the IPO in February 2020, the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Revenues
Pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.

Product Revenue, Net

The Company sells its product to its Customers in the United States. The Company’s Customers subsequently resell the products to pharmacies and health care providers. In accordance with ASC 606, the Company recognizes net product revenues from sales when the Customers obtain control of the Company’s products, which typically occurs upon delivery to the Customer. The Company’s payment terms are generally between 31 - 65 days.

Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivables, net if payable to a Customer or accrued liabilities if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Distribution Service Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: data reporting, inventory management, chargeback administration, and service level commitment. The Company estimates the amount of distribution services fees to be paid to the Customers and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.

Prompt Pay Discounts: The Company provides its Customers with a percentage discount on their invoice if the Customers pay within the agreed upon timeframe. The Company estimates the probability of Customers paying promptly based on the percentage of discount outlined in the agreement, and deducts the full amount of these discounts from its gross product revenues and accounts receivable at the time such revenues are recognized.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Product Returns: The Company provides Customers a return credit in the amount of the purchase price paid by Customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price with such estimate at the time of sale to the Customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset.

Chargeback: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the wholesaler’s customer's contract price. The wholesaler tracks these sales and "charges back" the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price for such discount at the time of sale to the Customer.

Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenues, and amortization of certain intangible assets associated with ZORYVE. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of ZORYVE on July 29, 2022. As a result, manufacturing and other inventory costs incurred prior to FDA approval of ZORYVE were expensed and, therefore, are not included in cost of sales.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements issued or effective that are expected to have a material impact on the Company's condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$81,543	$—	$—	$81,543
Commercial paper	—	187,363	—	187,363
Corporate debt securities	—	21,806	—	21,806
U.S. Treasury securities	186,251	—	—	186,251
Total assets	$267,794	$209,169	$—	$476,963
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$95,145	$—	$—	$95,145
Commercial paper	—	119,413	—	119,413
Corporate debt securities	—	114,324	—	114,324
U.S. Treasury securities	58,177	—	—	58,177
Total assets	$153,322	$233,737	$—	$387,059
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	September 30, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$81,543	$—	$—	$81,543
Total cash and cash equivalents	$81,543	$—	$—	$81,543
Marketable securities:
Commercial paper	$187,363	$—	$—	$187,363
Corporate debt securities	21,941	—	(135)	21,806
U.S. Treasury securities	187,712	—	(1,461)	186,251
Total marketable securities	$397,016	$—	$(1,596)	$395,420
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$95,145	$—	$—	$95,145
Corporate debt securities	1,304	—	—	1,304
Total cash and cash equivalents	$96,449	$—	$—	$96,449
Marketable securities:
Commercial paper	$119,413	$—	$—	$119,413
Corporate debt securities	113,145	—	(125)	113,020
U.S. Treasury securities	58,307	—	(130)	58,177
Total marketable securities	$290,865	$—	$(255)	$290,610
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three and nine months ended September 30, 2022 and 2021 were not material. As of September 30, 2022 and December 31, 2021, unrealized credit losses on marketable securities were not material, and accordingly, no allowance for credit losses were recorded. As of September 30, 2022 and December 31, 2021, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,493	$—
Work in progress	116	—
Finished goods	698	—
Total inventories	$4,307	$—
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid co-pay assistance program	$1,967	$—
Prepaid insurance	1,846	518
Prepaid clinical trial costs	454	5,629
Other prepaid expenses and current assets	7,517	8,025
Total prepaid expenses and other current assets	$11,784	$14,172
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$11,538	$9,130
Clinical trial accruals	9,766	13,217
Accrued sales deductions	853	—
Accrued expenses and other current liabilities	5,640	3,193
Total accrued liabilities	$27,797	$25,540
5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer hardware	$881	$775
Furniture and fixtures	379	346
Software	104	104
Leasehold improvements	1,568	1,568
Property and equipment, gross	2,932	2,793
Less accumulated depreciation	(993)	(532)
Property and equipment, net	$1,939	$2,261
Depreciation expense was $157,000 and $462,000 for the three and nine months ended September 30, 2022, respectively, and $116,000 and $318,000 for the three and nine months ended September 30, 2021, respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
6. License Agreements & Acquisition
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, we paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE, which was recorded as an intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense during the three months ended September 30, 2022 was not material.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when the Company achieves $100.0 million in worldwide sales. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the three months ended September 30, 2022 was not material.
There were no payments made or payable in connection with AZ-Licensed Products for the three and nine months ended September 30, 2021.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui), whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop, and commercialize products containing the compound designated by Hengrui as SHR0302, a Janus kinase (JAK) type 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, Canada, and the European Union (including for clarity the United Kingdom). The Company made a $0.4 million upfront non-refundable cash payment to Hengrui upon execution of the Hengrui Option and License Agreement, which was recorded as research and development expense. In December 2019, the Company exercised its exclusive option under the agreement, for which it made a $1.5 million cash payment, which was recorded in research and development expense, and also contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.
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
There were no payments made or due in connection with Hengrui for the three and nine months ended September 30, 2022 and 2021.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into a Share Purchase Agreement with Ducentis Biotherapeutics LTD (Ducentis), pursuant to which the Company acquired (the “Acquisition”) all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company common stock valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments, the amount of which is indeterminable until achieved, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. The Company currently estimates that these contingent payments may be up to an aggregate of approximately $400 million (although the actual amount may differ depending on whether the applicable milestones are achieved). In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of September 30, 2022, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying unaudited condensed consolidated financial statements with respect to these contingent payments.
Under the terms of the Share Purchase Agreement, the Company will develop and seek FDA approval of a therapeutic product containing Ducentis’s DS-234 product candidate, now ARQ-234, for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by the Company, to launch it in the United States.
The Company accounted for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, in-process research and development (“IPR&D”). The IPR&D asset has no alternative future use and relates to intellectual property rights related to ARQ-234. In addition to the $12.5 million value of stock issued and cash paid of $15.9 million, including $1.2 million allocated to to liabilities acquired, the Company also incurred $1.2 million in transaction costs related to the Acquisition. As such, during the third quarter of 2022, the Company recorded a charge to research and development expense in the amount of $29.6 million.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The minimum annual rental payments of the Company’s operating lease liability as of September 30, 2022 are as follows (in thousands):

Amounts
2022 (October through December)	$234
2023	965
2024	994
2025	1,025
2026	1,054
Thereafter	1,740
Total minimum lease payments	$6,012
Less: Amounts representing interest	(1,088)
Present value of future minimum lease payments	$4,924
Current portion operating lease liability	639
Operating lease liability, noncurrent	4,285
Total operating lease liability	$4,924
Straight-line rent expense recognized for operating leases was $186,000 and $530,000 for the three and nine months ended September 30, 2022, respectively, and $171,000 and $516,000 for the three and nine months ended September 30, 2021, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three and nine months ended September 30, 2022 and 2021.
The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to the Company’s operating lease (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$547	$—
The following summarizes additional information related to the operating lease:

September 30, 2022
Weighted-average remaining lease term (in years)	5.8
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of topical roflumilast cream which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $2.9 million within the next three months, and then approximately $2.1 million for 2023, and approximately $0.6 million per year for 2024 and 2025. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On September 30, 2022, the rate was 10.08%. The maturity date for each term loan is January 1, 2027.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company has also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, the Company must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if the Company’s average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. The Company was in compliance with all covenants under the Loan Agreement as of September 30, 2022.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement and through September 30, 2022, the fair value of the embedded derivative was determined to be immaterial and will be remeasured at fair value each reporting period with any future changes in fair value reported in earnings.
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
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.7 million is recognized over the life of the term loan through interest expense. At September 30, 2022, the effective interest rate was 12.59%. Interest expense relating to the term loan for the three and nine months ended September 30, 2022 was $4.9 million and $8.7 million, respectively.
The carrying value of the Term Loans consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal loan balance	$200,000	$75,000
Accrued final fee	1,113	—
Unamortized debt issuance costs	(4,360)	(2,650)
Long-term debt, net	$196,753	$72,350

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
9. Convertible Preferred Stock and Stockholders’ Equity
Convertible Preferred Stock
In connection with the Company's IPO in February 2020, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 24,385,388 shares of common stock.
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of September 30, 2022, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2022	December 31, 2021
Options issued and outstanding	7,480,040	5,757,957
Common stock awards available for grant under employee incentive plans	2,413,578	2,068,004
Restricted stock units outstanding	1,567,946	335,196
Total common stock reserved	11,461,564	8,161,157
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021.
10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and has 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2022 and 2021, the plan reserve increased by 2,013,830 and 1,747,112 shares, respectively. As of September 30, 2022, the Company had 1,061,783 shares available for future grant under the 2020 Plan.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan has 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. The Company began granting out of the 2022 Plan in the first quarter of 2022 and has 257,500 shares available for future grant under the plan as of September 30, 2022.
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	5,757,957	$19.06	8.37	$34,887
Granted	2,133,150	$20.20
Exercised	(290,865)	$3.13
Forfeited	(115,789)	$25.52
Expired	(4,413)	$26.93
Balance—September 30, 2022	7,480,040	$19.90	8.22	$28,324
Exercisable—September 30, 2022(1)	3,323,627	$15.87	7.33	$24,854
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2022. The intrinsic value of options exercised for the nine months ended September 30, 2022 was $5.1 million.
The total grant-date fair value of the options vested during the nine months ended September 30, 2022 was $20.2 million. The weighted-average grant-date fair value of employee options granted during the nine months ended September 30, 2022 was $14.13.
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2021	335,196	$29.26
Granted	1,371,828	$19.27
Vested	(101,778)	$28.80
Forfeited	(37,300)	$18.47
Unvested Balance—September 30, 2022	1,567,946	$20.81
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$3,448	$2,266	$9,437	$5,898
Selling, general, and administrative	5,341	3,097	13,981	12,308
Total stock-based compensation expense	$8,789	$5,363	$23,418	$18,206
As of September 30, 2022, there was $64.6 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2022, there was $27.6 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.3 years.
In March 2021, in connection with the retirement of the former Chief Financial Officer, the Company modified the terms of this individual’s historical stock awards. As a result of the modifications, the Company recognized approximately $5.3 million of incremental stock-based compensation expense during the period, which is included in selling, general, and administrative expenses.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Expected term (in years)	5.5 – 6.1	5.5 – 6.2
Expected volatility	79.1 – 82.1%	80.6 – 85.2%
Risk-free interest rate	1.4 – 3.6%	0.6 – 1.3%
Dividend yield	—%	—%
Early Exercise of Employee Options
The terms of the 2017 and 2020 Plans permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares have been issued, they are not considered outstanding for accounting purposes until they vest and are therefore excluded from shares used in determining loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. Prior to September 30, 2022, the liability was reclassified into common stock and additional paid-in capital as the shares vested and the repurchase right lapsed. Accordingly, the Company recorded the unvested portion of the exercise proceeds of $82,000 as a liability from the early exercise in the accompanying condensed consolidated balance sheets as of December 31, 2021. As of December 31, 2021, there were $57,000 recorded in accrued liabilities and $25,000 recorded in other long-term liabilities, respectively related to shares that were subject to repurchase. No amounts were recorded as a liability as of September 30, 2022 as the amounts were immaterial.
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
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2022 and 2021, the ESPP reserve increased by 503,457 and 436,778 shares, respectively. As of September 30, 2022, the Company had 1,134,295 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $216,000 and $637,000 for the three and nine months ended September 30, 2022, respectively, and $88,000 and $304,000 for the three and nine months ended September 30, 2021, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Financial Statements
(unaudited)
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2022	2021
Stock options to purchase common stock	7,480,040	5,715,147
Early exercised options subject to future vesting	18,573	131,923
RSUs subject to future vesting	1,567,946	337,868
ESPP shares subject to future issuance	55,735	22,634
Total	9,122,294	6,207,572

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which has been filed with the Securities and Exchange Commission (SEC). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
Overview
We are an early commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly progress towards our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3%, in August 2022 after obtaining FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g., groin or axillae), in individuals 12 years of age or older. ZORYVE is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In addition, we submitted and Health Canada has accepted a New Drug Submission (NDS) for roflumilast cream for plaque psoriasis in Canada with a target action date of April 30, 2023. ZORYVE is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions. In addition to the recent approval of ZORYVE for plaque psoriasis, we are also developing roflumilast cream for the treatment of atopic dermatitis. In atopic dermatitis, we completed enrollment in two of our pivotal Phase 3 clinical trials: INTEGUMENT-1 and INTEGUMENT-2, in subjects six years of age or older. We continue to enroll subjects in our other pivotal Phase 3 atopic dermatitis trial, INTEGUMENT-PED, in subjects between the ages of two and five years. We expect to provide topline data from each of INTEGUMENT-1 and -2 by the end of 2022. We intend to submit a supplemental New Drug Application (sNDA) for topical roflumilast cream for the treatment of atopic dermatitis patients aged six years or older in 2023 based on the results of INTEGUMENT-1 and -2. We expect to provide topline data from INTEGUMENT-PED in 2023 and submit a subsequent sNDA for the younger age cohort following the potential initial atopic dermatitis approval in patients aged six years or older.
We are also developing a topical foam formulation of roflumilast, and have successfully completed pivotal Phase 3 clinical trials in both seborrheic dermatitis and scalp and body psoriasis. In seborrheic dermatitis, we announced positive topline data in June 2022 and we expect the data to be a sufficient basis for an NDA submission in the first quarter of 2023. In scalp and body psoriasis, we announced positive topline data in September 2022, which we expect to be a sufficient basis for an sNDA submission following the potential approval of roflumilast foam for seborrheic dermatitis.

Beyond topical roflumilast, we are developing ARQ-252, a cream formulation of a potent and highly selective topical JAK1 inhibitor. We have Investigational New Drug application-enabling efforts continuing for ARQ-255, an alternative deep-penetrating topical formulation of our JAK1 inhibitor designed to reach deeper into the skin and hair follicle in order to potentially treat alopecia areata. We expect to initiate a clinical trial of ARQ-255 in alopecia areata in 2022. In May 2021, we announced that the Phase 2 study of ARQ-252 in chronic hand eczema did not meet its primary endpoint, with further analyses of the study pointing to inadequate local drug delivery to the skin. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo, as we began reformulation efforts to develop an enhanced formulation of ARQ-252 that delivers more active drug to targets in the skin. The ARQ-255 formulation is separate and distinct from ARQ-252, and thus there are no implications to ARQ-255 from ARQ-252.
In September 2022, we acquired Ducentis and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). We plan to develop ARQ-234 for an atopic dermatitis indication that would potentially be a highly complementary treatment option to roflumilast cream in that indication. We believe the acquisition is a transformative opportunity for Arcutis and, in leveraging our deep dermatology expertise and broad biologics experience, we have the right leadership and operational team to shape the future path of ARQ-234. Under the terms of the Share Purchase Agreement, we acquired the outstanding shares of Ducentis for an upfront payment of $15.9 million, inclusive of liabilities acquired, and Arcutis stock valued at $12.5 million, as well as future contingent payments based on development and commercial success. The transaction was accounted for as an asset acquisition and, as a result, a one-time charge to in-process research and development expense of $29.6 million, which includes certain transaction-related expenses, was recognized during the third quarter of 2022. See Note 6 to the unaudited condensed consolidated financial statements for additional information.
Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We only recently started generating revenue from product sales and have historically funded our operations primarily with the net proceeds from equity and debt offerings. Prior to our IPO, we received $162.5 million in net cash proceeds from private placements of convertible preferred stock which was converted into shares of common stock in connection with our IPO. On February 4, 2020, we received $167.2 million in net proceeds in connection with our IPO. On October 6, 2020, we closed a public offering and a concurrent private placement of our common stock and received an aggregate of $128.4 million in net proceeds. On February 5, 2021, we closed a public offering of our common stock and received an aggregate of $207.5 million in net proceeds. In December 2021, we received $72.4 million in net proceeds under the Loan Agreement. In March 2022, we received $14.5 million in net proceeds related to shares issued under our ATM. On August 2, 2022, we received $125.0 million in proceeds under the Loan Agreement. On August 5, 2022, we closed a public offering of our common stock and received $161.6 million of aggregate net proceeds.
We have incurred net losses in each year since inception, including net losses of $107.7 million and $239.4 million for the three and nine months ended September 30, 2022, respectively, and $57.0 million and $135.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $647.7 million and cash, cash equivalents, restricted cash, and marketable securities of $478.2 million. As of September 30, 2022, we had $200.0 million outstanding under our Loan Agreement, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions.
We expect to continue to incur losses for the foreseeable future and expect to incur significant expenses as we commercialize ZORYVE in psoriasis and as we advance ZORYVE as well as our product candidates and label extensions through clinical trials, regulatory submissions, and commercialization. We expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution of ZORYVE, and our other product candidates and label extensions, if we obtain regulatory approval for them. If our available cash balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition.
We rely on third parties in the conduct of our nonclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single source suppliers, for our nonclinical and clinical trial materials, as well as the commercial supply of our products. In addition, we recently completed the initial build out of our sales organization. Accordingly, we expect to incur significant expenses related to our sales organization and our commercial infrastructure to support ZORYVE commercialization.

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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We also paid AstraZeneca $7.5 million in the third quarter of 2022 in connection with FDA approval of ZORYVE. We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when we achieve $100.0 million in worldwide sales. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. Accordingly, in September 2022, we began to accrue royalties payable to AstraZeneca as a result of the commercialization and generation of net sales related to ZORYVE. See Note 6 to the unaudited condensed consolidated financial statements for additional information.

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
See Note 6 to the unaudited condensed consolidated financial statements for additional information.

Components of Our Results of Operations
Revenue
In August 2022, in conjunction with the launch of our first FDA approved product, ZORYVE, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. We will continue to evaluate trends related to revenue momentum for ZORYVE. If our development efforts for our other product candidates and label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from product sales.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
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
We have entered, and may continue to enter, into license agreements to access and utilize certain molecules for the treatment of dermatological diseases and disorders. We evaluate if the license agreement is an acquisition of an asset or a business. To date, none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, such as with Ducentis, the upfront payments, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of roflumilast cream, roflumilast foam, ARQ-252, and ARQ-255, or any other product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.

Selling, General, and Administrative Expenses
Our selling, general, and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel. Other selling, general, and administrative expenses include costs related to sales and marketing of ZORYVE, legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for marketing, auditing, tax, and general legal services. We expect our selling, general, and administrative expenses to continue to increase in the future as we expand our operating activities and continue to commercialize ZORYVE, increase our headcount, and support our operations; including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense is related to our long term debt.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(unaudited)
	(in thousands)
Revenues:
Product revenue, net	$725	$—	$725	*
Total revenues	725	—	725	*

Operating expenses:
Cost of sales	269	—	269	*
Research and development	69,731	40,604	29,127	72%
Selling, general, and administrative	35,473	16,474	18,999	115%
Total operating expenses	105,473	57,078	48,395	85%
Loss from operations	(104,748)	(57,078)	(47,670)	84%

Other income (expense):
Other income, net	1,938	98	1,840	1878%
Interest expense	(4,899)	—	(4,899)	*
Total other income (expense)	(2,961)	98	(3,059)	(3121)%

Net loss	$(107,709)	$(56,980)	$(50,729)	89%
______________
*Not applicable

Product revenue, net
We began recording product revenues in the third quarter of 2022 following the FDA approval of ZORYVE and our subsequent commercial launch in the U.S. in August 2022. During the three months ended September 30, 2022, we recognized $0.7 million of net product revenues related to sales of ZORYVE. Revenues were driven by end customer demand as well as an initial build up of inventories by our wholesaler customers. Sales discounts consisted primarily of co-pay card discounts and distribution fees.
Cost of Sales
Cost of sales of $0.3 million for the three months ended September 30, 2022 is related primarily to amortization of intangible assets as a result of the milestone payment to AstraZeneca in connection with the FDA approval of ZORYVE. Cost of sales also included product costs incurred after FDA approval as well as royalties on net sales payable to AstraZeneca under a license agreement. See Note 6.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$21,901	$26,743	$(4,842)	(18)%
Topical JAK inhibitor program	1,113	955	158	17%
Other early stage programs	132	178	(46)	(26)%
In-process research and development	29,630	—	29,630	*
Indirect costs:
Compensation and personnel-related	11,251	8,436	2,815	33%
Other	5,704	4,292	1,412	33%
Total research and development expense	$69,731	$40,604	$29,127	72%
Research and development expenses increased by $29.1 million, or 72%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to IPR&D expense as a result of the acquisition of ARQ-234 from Ducentis, an increase in compensation and personnel-related costs of $2.8 million, and an increase in other costs of $1.4 million, partially offset by a decrease in direct costs related to the topical roflumilast program of $4.8 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in other costs was primarily due to an increase in medical affairs spending. The decrease in topical roflumilast program costs was primarily due to the completion of Phase 3 studies of roflumilast foam in seborrheic dermatitis and scalp and body psoriasis.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $19.0 million, or 115%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to higher compensation and personnel-related expenses of $9.7 million, higher sales and marketing expenses of $7.3 million, and higher professional services of $1.2 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount related to commercialization efforts for ZORYVE. The increase in sales and marketing expenses was primarily related to commercialization efforts. The increase in professional services was due to an increase in consulting activity.
Other Income, Net
Other income, net increased by $1.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the impact of rising interest rates and a larger marketable securities balance for the three months ended September 30, 2022.
Interest Expense
Interest expense increased by $4.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to interest expense related to our long-term debt. See Note 8.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(unaudited)
	(in thousands)
Revenues:
Product revenue, net	$725	$—	$725	*
Total revenues	725	—	725	*

Operating expenses:
Cost of sales	269	—	269	*
Research and development	148,558	93,000	55,558	60%
Selling, general, and administrative	85,101	42,243	42,858	101%
Total operating expenses	233,928	135,243	98,685	73%
Loss from operations	(233,203)	(135,243)	(97,960)	72%

Other income (expense):
Other income, net	2,501	213	2,288	1074%
Interest expense	(8,737)	—	(8,737)	*
Total other income (expense)	(6,236)	213	$(6,449)	(3028)%

Net loss	$(239,439)	$(135,030)	$(104,409)	77%
______________
*Not applicable
Product revenue, net
We began recording product revenues in the third quarter of 2022 following the approval of ZORYVE by the FDA and our subsequent commercial launch in the U.S. on August 10, 2022. During the nine months ended September 30, 2022, we recognized $0.7 million of net product revenues related to sales of ZORYVE. Revenues were driven by end customer demand as well as an initial build up of inventories by our wholesaler customers. Sales discounts consisted primarily of co-pay card discounts and distribution fees.
Cost of Sales
Cost of sales of $0.3 million for the nine months ended September 30, 2022 is related primarily to amortization of intangible assets as a result of the milestone payment to AstraZeneca in connection with the FDA approval of ZORYVE. It also included product costs incurred after FDA approval as well as royalties on net sales payable to AstraZeneca under a license agreement. See Note 6.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$68,214	$53,416	$14,798	28%
Topical JAK inhibitor program	2,505	8,470	(5,965)	(70)%
Other early stage programs	625	434	191	44%
In-process research and development	29,630	—	29,630	*
Indirect costs:
Compensation and personnel-related	30,880	19,874	11,006	55%
Other	16,704	10,806	5,898	55%
Total research and development expense	$148,558	$93,000	$55,558	60%
Research and development expenses increased by $55.6 million, or 60%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to IPR&D expense as a result of the acquisition of ARQ-234 from Ducentis, an increase in direct costs related to the topical roflumilast program of $14.8 million, compensation and personnel-related costs of $11.0 million, and an increase in other costs of $5.9 million. These increases were partially offset by a decrease in direct costs related to the topical JAK inhibitor program of $6.0 million. The increase in topical roflumilast program costs relate primarily to increased clinical trial costs due to the ongoing Phase 3 studies of roflumilast cream in atopic dermatitis and higher manufacturing costs. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in other costs were primarily due to an increase in medical affairs spending and consulting activity. The decrease in topical JAK inhibitor program costs were primarily due to the completion of our Phase 2 studies of ARQ-252 in chronic hand eczema and vitiligo.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $42.9 million, or 101%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase in compensation and personnel-related expenses of $20.9 million, an increase in sales and marketing expenses of $14.9 million, and an increase in professional services of $4.8 million. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was due to an increase in headcount related to commercialization efforts for ZORYVE. The increase in sales and marketing expenses was primarily related to commercialization efforts for ZORYVE. The increase in professional services was mainly due to an increase in consulting activity.
Other Income, Net
Other income, net increased by $2.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the impact of rising interest rates and a larger marketable securities balance for the nine months ended September 30, 2022.
Interest Expense
Interest expense increased by 8.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to interest expense related to our long-term debt. See Note 8.

Liquidity, Capital Resources, and Requirements
Sources of Liquidity
We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to commercialize ZORYVE, develop our product candidates, including conducting nonclinical and clinical trials and providing selling, general, and administrative support for these operations. As of September 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $478.2 million, and an accumulated deficit of $647.7 million. Upon FDA approval of ZORYVE, we drew down an additional $125.0 million under the Loan Agreement and, as of September 30, 2022, had $200.0 million outstanding, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions. We also received $161.6 million in aggregate net proceeds from the closing of the public offering of our common stock in August 2022. See Notes 1 and 8 to the unaudited condensed consolidated financial statements for additional information.
We have historically financed our operations primarily through private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, and August 2022, our Loan Agreement, and our ATM.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(unaudited)
	(in thousands)
Cash used in operating activities	$(186,650)	$(122,918)
Cash used in investing activities	(129,400)	(99,452)
Cash provided by financing activities	300,836	209,066
Net decrease in cash, cash equivalents, and restricted cash	$(15,214)	$(13,304)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $186.7 million, which consisted of a net loss of $239.4 million and a change in net operating assets and liabilities of $2.8 million, partially offset by net non-cash charges of $55.6 million. The net non-cash charges were primarily related to acquired in-process research and development of $29.6 million and stock-based compensation expense of $23.4 million.
During the nine months ended September 30, 2021, net cash used in operating activities was $122.9 million, which consisted of a net loss of $135.0 million and a change in net operating assets and liabilities of $9.2 million, partially offset by net non-cash charges of $21.3 million. The change in net operating assets and liabilities was primarily due to an increase of $6.1 million in prepaid expenses and other current assets and a decrease of $3.4 million in accounts payable and accrued liabilities due to the timing of payments and lower outstanding accounts payable balances for our contract research organizations. The net non-cash charges were primarily related to stock-based compensation expense of $18.2 million.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $129.4 million, which was comprised primarily of purchases of marketable securities of $377.3 million, cash paid for IPR&D related to the acquisition of Ducentis of $15.5 million and a milestone payment made to AstraZeneca of $7.5 million, partially offset by the proceeds from the maturities of marketable securities of $271.1 million.
During the nine months ended September 30, 2021, net cash used in investing activities was $99.5 million, which was comprised primarily of purchases of marketable securities of $244.3 million, partially offset by the proceeds from the maturities of marketable securities of $145.6 million.

Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $300.8 million, which was comprised primarily of the net cash proceeds received from our August 2022 public stock offering of $161.6 million, our August 2022 debt facility draw down of $125.0 million, and our March 2022 sale of stock under our ATM facility of $14.5 million.
During the nine months ended September 30, 2021, net cash provided by financing activities was $209.1 million, which was comprised primarily of the net cash proceeds received from the follow-on financing in February 2021 of $207.5 million.
Funding Requirements
We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $647.7 million as of September 30, 2022. We had cash, cash equivalents, and marketable securities of $477.0 million as of September 30, 2022. Upon FDA approval of ZORYVE, we drew down an additional $125.0 million under the Loan Agreement and, as of September 30, 2022, had $200.0 million outstanding, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions. We also received $161.6 million from the closing of the public offering of our common stock in August 2022. See Notes 1 and 8 to the unaudited condensed consolidated financial statements for additional information.
We believe that our existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. If our available cash balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to satisfy our liquidity requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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
The tranche A term loan was funded on December 22, 2021. Each tranche B term loan is available following delivery to SLR of satisfactory evidence that we have received FDA Approval of roflumilast cream for an indication relating to the treatment of patients with plaque psoriasis, which we refer to as the FDA Approval. With the approval of ZORYVE, we drew down $125.0 million on the tranche B term loans, which we received in August 2022. See Notes 1 and 8 to the unaudited condensed consolidated financial statements for additional information. The tranche C term loan is available following the achievement of a net product revenue milestone of $110.0 million, calculated on a trailing six month basis. The tranche C term loan will remain available for funding until September 30, 2024.

Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On September 30, 2022, the rate was 10.08%.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, restrictions on our ability to merge or consolidate with any other entity, to incur additional indebtedness, or to pay any dividends or other distributions on capital stock. We have also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if our average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. We were in compliance with all covenants under the Loan Agreement as of September 30, 2022.
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
The following summarizes our significant contractual obligations as of September 30, 2022.
Facility Operating Lease
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, as of September 30, 2022, we have a letter of credit and related restricted cash account of $1.2 million. The total commitment under the operating lease agreement is $6.0 million, including $0.3 million for the remaining three months of 2022, $1.0 million for each of the years 2023 through 2027, and $0.7 million for the year 2028. See Note 7 to the unaudited condensed consolidated financial statements for additional information.
Long-Term Debt Obligations
As of September 30, 2022, we had $200.0 million outstanding under our Loan Agreement. Upon FDA approval of ZORYVE, we drew down an additional $125.0 million under the Loan Agreement which we received on August 2, 2022. After this draw down, we have $25.0 million in additional funding remaining that may become available subject to the satisfaction of specified conditions. See Notes 1 and 8 to the unaudited condensed consolidated financial statements for additional information. The total commitment under the Loan Agreement as of September 30, 2022 is $305.3 million, including $5.4 million for the remaining three months of 2022, $21.5 million for each of the years 2023 through 2026, and $213.9 million for 2027. These amounts do not represent or include any future draw downs, but instead represent only the contractually obligated minimum payments of interest, principal, and loan fees related to the funding of the $75.0 million tranche A term loan on December 22, 2021 and the $125.0 million tranche B term loan on August 2, 2022.
License Agreements
The terms of certain of our license agreements require us to pay potential future milestone payments based on product development and commercial success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 6 to the unaudited condensed consolidated financial statements.

Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $2.9 million within the next three months, with an annual commitment of approximately $2.1 million for the year 2023, and approximately $0.6 million per year for 2024 and 2025. This amount does not represent all of the our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. We began to sell ZORYVE in August 2022. As such, we identified additional critical accounting policies as of September 30, 2022 related to revenue, accounts receivable, inventory, and intangibles, further described in Note 2 to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies” to our financial statements. Other than these policies, there were no material changes to our critical accounting policies during the nine months ended September 30, 2022.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2022, we had cash and cash equivalents of $81.5 million, restricted cash of $1.2 million, and marketable securities of $395.4 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three months ended September 30, 2022. On September 30, 2022, the interest rate was 10.08%.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
Recently enacted healthcare reform measures may increase the difficulty and cost for us to successfully commercialize ZORYVE or our product candidates, if approved, and could affect the prices we may obtain.
The cost of prescription pharmaceuticals in the U.S. has long been the subject of considerable discussion in Congress and among policymakers. Recently, there have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it may be significant.
Further, members of Congress and the Biden Administration have indicated they will continue to pursue further legislative or administrative measures to control prescription drug costs, although the likelihood of such measures being adopted remains uncertain. Individual states in the U.S. have also enacted legislation and implementing regulations designed to control pharmaceutical product pricing, and additional states may do so. We cannot predict with certainty what impact any federal or state health reform measures will have on us, but such changes could impose new or more stringent regulatory requirements on our activities, affect the prices we may obtain, increase our discount and rebate liability, or result in reduced reimbursement for ZORYVE or our product candidates, if approved, any of which could adversely affect our business, results of operations, and financial condition.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1†	Share Purchase Agreement, dated September 7, 2022, by and among the Registrant, Ducentis Biotherapeutics LTD and the certain stockholders of Ducentis Biotherapeutics LTD.				X
10.2†	Amendment No. 1, dated October 5, 2022, to the Supply Agreement, dated November 24, 2020, by and among the Registrant and Interquim, S.A.				X
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
______________
†    Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K, and certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	November 08, 2022	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 08, 2022	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)