Form 10-Q
period 2023-03-31
Arcutis Biotherapeutics, Inc.
filed 2023-05-09
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 4, 2023 was 61,422,282.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,405	$53,641
Restricted cash	925	1,234
Trade receivables, net	12,769	8,458
Marketable securities	251,000	355,948
Inventories	8,551	7,514
Prepaid expenses and other current assets	13,026	10,611
Total current assets	367,676	437,406
Property, plant, and equipment, net	2,070	1,881
Intangible assets, net	7,000	7,188
Operating lease right-of-use asset	2,634	2,721
Other assets	78	78
Total assets	$379,458	$449,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,485	$8,827
Accrued liabilities	23,864	28,323
Operating lease liability	676	657
Total current liabilities	37,025	37,807
Operating lease liability, noncurrent	3,938	4,117
Long-term debt, net	198,763	197,769
Total liabilities	239,726	239,693
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 61,369,061 and 61,052,250 shares issued at March 31, 2023 and December 31, 2022, respectively; 61,357,932 and 61,037,403 shares outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	940,004	930,425
Accumulated other comprehensive loss	(414)	(1,086)
Accumulated deficit	(799,864)	(719,764)
Total stockholders’ equity	139,732	209,581
Total liabilities and stockholders’ equity	$379,458	$449,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue, net	$2,781	$—
Total revenues	2,781	—

Operating expenses:
Cost of sales	783	—
Research and development	35,345	40,622
Selling, general, and administrative	42,918	22,006
Total operating expenses	79,046	62,628
Loss from operations	(76,265)	(62,628)

Other income (expense):
Other income, net	3,207	142
Interest expense	(7,042)	(1,838)
Total other income (expense)	(3,835)	(1,696)

Net loss	$(80,100)	$(64,324)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	724	(765)
Foreign currency translation adjustment	(52)	—
Total other comprehensive income (loss)	$672	$(765)

Comprehensive loss	$(79,428)	$(65,089)

Per share information:
Net loss per share, basic and diluted	$(1.31)	$(1.27)
Weighted-average shares used in computing net loss per share, basic and diluted	61,169,089	50,513,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	50,255,614	$5	$706,233	$(255)	$(408,306)	$297,677
Issuance of shares of common stock for initial public offering, net of issuance costs of $634	882,353	—	14,366	—	—	14,366
Issuance of common stock upon the exercise of stock options	102,935	—	260	—	—	260
Issuance of common stock upon the vesting of restricted stock units	79,421	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	40,025	—	25	—	—	25
Stock-based compensation expense	—	—	6,533	—	—	6,533
Unrealized gain on marketable securities	—	—	—	(765)	—	(765)
Net loss	—	—	—	—	(64,324)	(64,324)
Balance—March 31, 2022	51,360,348	$5	$727,417	$(1,020)	$(472,630)	$253,772

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	61,037,403	$6	$930,425	$(1,086)	$(719,764)	$209,581
Issuance of common stock upon the exercise of stock options	31,497	—	63	—	—	63
Issuance of common stock upon the vesting of restricted stock units	285,314	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,718	—	37	—	—	37
Stock-based compensation expense	—	—	9,479	—	—	9,479
Unrealized loss on marketable securities	—	—	—	724	—	724
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(80,100)	(80,100)
Balance—March 31, 2023	61,357,932	$6	$940,004	$(414)	$(799,864)	$139,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,100)	$(64,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175	150
Non-cash lease expense	87	79
Amortization of intangible assets	188	—
Net (accretion) amortization on marketable securities	(2,161)	618
Non-cash interest expense	994	392
Stock-based compensation expense	9,479	6,533
Changes in operating assets and liabilities:
Accounts receivable, net	(4,311)	—
Inventories	(1,037)	—
Prepaid expenses and other current assets	(2,415)	—
Accounts payable	3,376	5,196
Accrued liabilities	(4,459)	(5,532)
Operating lease liabilities	(160)	(87)
Net cash used in operating activities	(80,344)	(56,975)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(39,667)	(55,504)
Proceeds from maturities of marketable securities	147,500	70,925
Purchases of property and equipment	(82)	(124)
Net cash provided by investing activities	107,751	15,297
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	100	261
Proceeds from issuance of common stock, net of issuance costs	—	14,455
Net cash provided by financing activities	100	14,716
Effect of exchange rate changes on cash	(52)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,455	(26,962)
Cash, cash equivalents, and restricted cash at beginning of period	54,875	97,991
Cash, cash equivalents, and restricted cash at end of period	$82,330	$71,029
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$5,999	$1,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is an early commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3%, on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older, and began commercialization in August 2022. The Company's current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology, while maximizing its probability of technical success.
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling shares of its common stock receiving aggregate net proceeds of approximately $167.2 million. The company completed subsequent public sales of its common stock in October 2020, February 2021 and August 2022, receiving aggregate net proceeds of $93.4 million, $207.5 million, and $161.6 million, respectively. In October 2020, the Company also sold shares of common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, receiving net proceeds of $35.0 million.
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
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $799.9 million and $719.8 million as of March 31, 2023 and December 31, 2022, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $333.3 million and $410.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company has $200.0 million outstanding under the Loan Agreement as of March 31, 2023, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions. See Note 8.
The Company believes that its existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. If the Company's available cash and marketable securities, amounts available under the Loan Agreement and anticipated future cash flows from operations are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, accruals for research and development activities, stock-based compensation expense, and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segments
To date, the Company has viewed its financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2023, the interim condensed consolidated statements of operations and comprehensive loss, and the condensed consolidated changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of March 31, 2023 and December 31, 2022, the Company held $0.9 million and $1.2 million, respectively, of restricted cash as collateral for a letter of credit related to our amended office space lease. See Note 7.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss) on the condensed consolidated balance sheets. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. Interest on marketable securities is included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method.
Trade Receivables, net
The Company’s trade accounts receivable consists of amounts due primarily from pharmaceutical wholesalers and specialty pharmacy providers in the United States (collectively, its "Customers") related to sales of ZORYVE and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts, and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company will reserve against trade accounts receivable for estimated credit losses that may arise and any amounts determined to be uncollectible will be written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not material as of March 31, 2023 and December 31, 2022.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale, and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such charges are recorded as a component of cost of sales in the condensed consolidated statements of operations. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products that may be used in clinical development programs are excluded from inventory and their costs are charged to research and development expense in the condensed consolidated statement of operations as incurred, as long as they do not have an alternative use. Prior to the initial date regulatory approval is received, costs related to the production of inventory were recorded as research and development expense on the Company’s condensed consolidated statements of operations in the period incurred. As of March 31, 2023 and December 31, 2022, the Company had inventory, mostly at the raw materials stage, with a value of approximately $12.7 million and $14.1 million, respectively, that was previously expensed, which is expected to be sold over the next two years. As a result, cost of sales will reflect a lower average per unit cost of materials over this time period.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets, net
The Company paid a milestone payment of $7.5 million to AstraZeneca in the third quarter of 2022 related to the FDA approval and launch of ZORYVE. This milestone payment was capitalized as an intangible asset and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related License Agreement will be in effect. See Note 6. Amortization expense for the three months ended March 31, 2023 was immaterial.

Estimated future amortization expense for the intangible assets subsequent to March 31, 2023 is as follows (in thousands):

Amounts
2023 (April through December)	$562
2024	750
2025	750
2026	750
2027	750
Thereafter	3,438
Total amortization	$7,000
The Company evaluates its long-lived assets, including intangibles, for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by either the financial institutions holding its cash or by its customers owing trade receivables to the extent recorded on the condensed consolidated balance sheets. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and the need for an allowance for potential credit losses.
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 3, include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities. As the long-term debt is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the long-term debt approximates its fair value.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three months ended March 31, 2023 and 2022.
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
Accrued and Prepaid Nonclinical and Clinical Costs
The Company records accrued liabilities for estimated costs and prepaid costs for research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid costs balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three months ended March 31, 2023 and 2022, the Company has not experienced any material differences between accrued costs and actual costs incurred.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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

Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivables, net if payable to a Customer or accrued liabilities if payable to a third party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Distribution Service Fees: The Company engages with wholesalers and specialty pharmacies to distribute its products to end customers. The Company pays the wholesalers and certain specialty pharmacies a fee for services such as: data reporting, inventory management, chargeback administration, and service level commitment. The Company estimates the amount of distribution services fees to be paid to the Customers and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.

Prompt Pay Discounts: The Company provides its Customers with a percentage discount on their invoice if the Customers pay within the agreed upon timeframe. The Company estimates the probability of Customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from its gross product revenues and accounts receivable at the time such revenues are recognized.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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

Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. The Company records contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Rebates and Discounts: The Company accrues rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program in the United States. The Company's estimates for expected utilization of commercial insurance rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect revenue in the period of adjustment.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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
Foreign Currency Translation
The Company translates the assets and liabilities of its foreign subsidiaries where the local currencies have been determined to be the functional currencies into U.S. dollars using current exchange rates. Adjustments for foreign currency translation adjustments are recognized in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. The earnings or loss of these subsidiaries are translated in U.S. dollars using average exchange rates in effect during each reporting period.
Variable Interest Entities
The Company reviews agreements it enters into with third-party entities, pursuant to which the Company may have a variable interest in the entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If the Company determines it is the primary beneficiary of a VIE, it consolidates that VIE into the Company’s condensed consolidated financial statements. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event. The Company currently does not consolidate any VIEs.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$81,405	$—	$—	$81,405
Commercial paper	—	104,864	—	104,864
Corporate debt securities	—	9,902	—	9,902
U.S. Treasury securities	136,234	—	—	136,234
Total assets	$217,639	$114,766	$—	$332,405
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$53,641	$—	$—	$53,641
Commercial paper	—	177,099	—	177,099
Corporate debt securities	—	13,821	—	13,821
U.S. Treasury securities	165,028	—	—	165,028
Total assets	$218,669	$190,920	$—	$409,589
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	March 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$81,405	$—	$—	$81,405
Total cash and cash equivalents	$81,405	$—	$—	$81,405
Marketable securities:
Commercial paper	$104,864	$—	$—	$104,864
Corporate debt securities	9,926	—	(23)	9,903
U.S. Treasury securities	136,572	58	(397)	136,233
Total marketable securities	$251,362	$58	$(420)	$251,000
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$53,641	$—	$—	$53,641
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	$53,641	$—	$—	$53,641
Marketable securities:
Commercial paper	$177,099	$—	$—	$177,099
Corporate debt securities	13,890	—	(69)	13,821
U.S. Treasury securities	166,045	7	(1,024)	165,028
Total marketable securities	$357,034	$7	$(1,093)	$355,948
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three months ended March 31, 2023 and 2022 were not material. As of March 31, 2023, it was determined that no credit losses exist, because the change in market value of those securities resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. As of March 31, 2023 and December 31, 2022, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$6,461	$5,659
Work in progress	183	395
Finished goods	1,907	1,460
Total inventories	$8,551	$7,514
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$2,199	$956
Prepaid co-pay assistance program	1,876	3,226
Prepaid clinical trial costs	1,135	172
Other prepaid expenses and current assets	7,816	6,257
Total prepaid expenses and other current assets	$13,026	$10,611
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical trial accruals	$8,196	$7,896
Accrued compensation	5,990	14,000
Accrued sales deductions	3,125	1,567
Accrued expenses and other current liabilities	6,553	4,860
Total accrued liabilities	$23,864	$28,323
5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer hardware	$1,066	$983
Furniture and fixtures	661	379
Software	104	104
Leasehold improvements	1,568	1,568
Property and equipment, gross	3,399	3,034
Less accumulated depreciation	(1,329)	(1,153)
Property and equipment, net	$2,070	$1,881
Depreciation expense was $175,000 and $150,000 for the three months ended March 31, 2023 and 2022, respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE, which was recorded as an intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense during the three months ended March 31, 2023 was not material.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when the Company achieves $100.0 million in worldwide sales. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the three months ended March 31, 2023 was not material.
There were no milestone payments made or payable in connection with AZ-Licensed Products for the three months ended March 31, 2023 and 2022.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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
There were no payments made or due in connection with Hengrui for the three months ended March 31, 2023 and 2022.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into a Share Purchase Agreement with Ducentis Biotherapeutics LTD (Ducentis), pursuant to which the Company acquired (the “Acquisition”) all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company common stock valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments, the amount of which is indeterminable until achieved, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. The Company currently estimates that these contingent payments may be up to an aggregate of approximately $400 million (although the actual amount may differ depending on whether the applicable milestones are achieved). In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of March 31, 2023, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying unaudited condensed consolidated financial statements with respect to these contingent payments.
Under the terms of the Share Purchase Agreement, the Company will develop and seek FDA approval of a therapeutic product containing Ducentis’s DS-234 product candidate, now ARQ-234, for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by the Company, to launch it in the United States.
The Company accounted for this purchase as an in-process research and development asset acquisition and in the third quarter of 2022 recorded a charge to research and development expense in the amount of $29.6 million, which was not tax deductible.
7. Commitments and Contingencies
Operating Lease
The Company leases a facility in Westlake Village, California under an operating lease that commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space comprising 22,643 square feet, for which the Company recognized the ROU asset and lease liability. The lease terminates 91 months after December 31, 2020, with a renewal option for a term of five years. The Company will have a one-time option to cancel the lease after month 67.
The amended lease agreement also required the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, the Company entered into a letter of credit for $1.5 million, which it secured with a restricted cash account in the same amount. As of March 2022 and 2023, the Company reduced the letter of credit and related restricted cash account to $1.2 million and $0.9 million, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The minimum annual rental payments of the Company’s operating lease liability as of March 31, 2023 are as follows (in thousands):

Amounts
2023 (April through December)	$724
2024	995
2025	1,024
2026	1,054
2027	1,087
2028	653
Total minimum lease payments	$5,537
Less: Amounts representing interest	(923)
Present value of future minimum lease payments	$4,614
Current portion operating lease liability	676
Operating lease liability, noncurrent	3,938
Total operating lease liability	$4,614
Straight-line rent expense recognized for operating leases was $189,000 and $171,000 for the three months ended March 31, 2023 and 2022, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three months ended March 31, 2023 and 2022.
The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to the Company’s operating lease (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$241	$176
The following summarizes additional information related to the operating lease:

March 31, 2023
Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of ZORYVE which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $5.1 million within the next nine months, and then approximately $0.8 million per year for 2024 and 2025. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On March 31, 2023, the rate was 12.12%. The maturity date for each term loan is January 1, 2027.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company has also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, the Company must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if the Company’s average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. The Company was in compliance with all financial covenants under the Loan Agreement as of March 31, 2023.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement and at each balance sheet date through March 31, 2023, the fair value of the embedded derivative was determined to be immaterial and will be remeasured at fair value each reporting period with any future changes in fair value reported in earnings.
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
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.7 million is recognized over the life of the term loan through interest expense. At March 31, 2023 and December 31, 2022, the effective interest rate was 14.23% and 13.79%, respectively. Interest expense relating to the term loan for the three months ended March 31, 2023 and 2022 was $7.0 million and $1.8 million, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes additional information related to the Company's long-term debt (in thousands):

	March 31, 2023	December 31, 2022
Principal loan balance	$200,000	$200,000
Accrued final fee	2,611	1,871
Unamortized debt issuance costs	(3,848)	(4,102)
Long-term debt, net	$198,763	$197,769
The contractual maturities of the Company's long term debt related to principal and final fees is $213.9 million and is due January 1, 2027.
9. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of March 31, 2023, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	March 31, 2023	December 31, 2022
Options issued and outstanding	8,343,760	7,476,223
Common stock awards available for grant under employee incentive plans	4,421,964	3,784,386
Restricted stock units outstanding	2,807,215	1,576,529
Total common stock reserved	15,572,939	12,837,138
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and initially reserved 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2023, 2022 and 2021, the 2020 Plan reserve increased by 2,442,090, 2,013,830 and 1,747,112 shares, respectively. As of March 31, 2023, the Company had 1,200,231 shares available for future grant under the 2020 Plan.
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
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. In November 2022, the 2022 Plan reserve was increased by 1,500,000. As of March 31, 2023, the Company had 1,541,500 shares available for future grant under the 2022 Plan.
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	7,476,223	$19.93	7.98	$18,667
Granted	1,022,350	$15.76
Exercised	(31,497)	$3.22
Forfeited	(108,008)	$22.15
Expired	(15,308)	$26.22
Balance—March 31, 2023	8,343,760	$19.44	7.96	$11,983
Exercisable—March 31, 2023(1)	3,805,706	$17.43	6.95	$11,132
______________
(1)Options exercisable includes early exercisable options.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2023. The intrinsic value of options exercised for the three months ended March 31, 2023 was $0.4 million.
The total grant-date fair value of the options vested during the three months ended March 31, 2023 was $6.2 million. The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2023 was $10.93.
Restricted Stock Unit Activity
The following table summarizes information regarding our RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2022	1,576,529	$20.73
Granted	1,546,750	$15.87
Vested	(285,314)	$20.72
Forfeited	(30,750)	$23.01
Unvested Balance—March 31, 2023	2,807,215	$18.03
The grant date fair value of an RSU equals the closing price of our common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$3,688	$2,734
Selling, general, and administrative	5,791	3,799
Total stock-based compensation expense	$9,479	$6,533
As of March 31, 2023, there was $61.3 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.7 years. As of March 31, 2023, there was $46.8 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.4 years.
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
Expected Volatility — Beginning in 2022, having over two years of trading history, the Company began using solely its own historical stock price for expected volatility.
Risk-Free Interest Rate —The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Dividend Yield —The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Expected term (in years)	6.0 – 6.1	5.4 – 6.1
Expected volatility	75.9 – 77.1%	77.9 – 82.1%
Risk-free interest rate	3.5 – 4.3%	1.4 – 4.2%
Dividend yield	—%	—%
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
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2023, 2022 and 2021, the ESPP reserve increased by 610,522, 503,457, and 436,778 shares, respectively. As of March 31, 2023, the Company had 1,680,233 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $314,000 and $209,000 for the three months ended March 31, 2023 and 2022, respectively.
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2023	2022
Stock options to purchase common stock	8,343,760	6,911,228
Early exercised options subject to future vesting	11,135	50,121
RSUs subject to future vesting	2,807,215	1,259,375
ESPP shares subject to future issuance	98,670	53,610
Total	11,260,780	8,274,334

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which has been filed with the Securities and Exchange Commission (SEC). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
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
We launched our lead product, ZORYVE, in August 2022 after obtaining Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In December 2022, we submitted a supplemental New Drug Application (sNDA) for ZORYVE for an expanded indication in plaque psoriasis down to the age of two, with potential FDA approval in the fourth quarter of 2023. In addition, we received our first regulatory approval outside of the U.S. in April 2023 from Health Canada for ZORYVE for the treatment of plaque psoriasis in individuals 12 years or age or older. ZORYVE is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions.

In addition to the recent approval of ZORYVE for plaque psoriasis, we are also developing roflumilast cream for the treatment of atopic dermatitis. In atopic dermatitis, we are conducting or have completed three pivotal Phase 3 clinical studies: INTEGUMENT-1 and -2 enrolled subjects 6 years of age or older and INTEGUMENT-PED is enrolling subjects between the ages of 2 and 5 years. In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2 in atopic dermatitis. We intend to submit an sNDA for topical roflumilast cream for the treatment of atopic dermatitis in patients aged six years or older late in the third quarter or early in the fourth quarter of 2023, based on the results of INTEGUMENT-1 and -2. In May 2023, we announced the last subject enrolled in INTEGUMENT-PED, and we expect to provide topline data from this study in the third quarter of 2023. We then expect to submit a subsequent sNDA for the younger age cohort following the potential initial approval of roflumilast cream for treatment of atopic dermatitis in patients aged 6 years or older.
We are also developing a topical foam formulation of roflumilast and have successfully completed pivotal Phase 3 clinical trials in both seborrheic dermatitis and scalp and body psoriasis. In seborrheic dermatitis, the FDA accepted our New Drug Application (NDA) for the treatment of moderate-to-severe seborrheic dermatitis in April 2023 with a target action date of December 16, 2023. If approved, we would expect to launch roflumilast foam for the treatment of seborrheic dermatitis in the first quarter of 2024. In scalp and body psoriasis, we announced positive topline data in September 2022 and we expect the data to be a sufficient basis for an sNDA submission in the first quarter of 2024, following the potential approval of roflumilast foam for treatment of seborrheic dermatitis.
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
As part of our continued efforts to prioritize spend on the launch of ZORYVE and the progression of the follow-on indications for topical roflumilast, we are pausing development of ARQ-252, an alternative cream formulation of ivarmacitinib for chronic hand eczema, vitiligo, and other inflammatory dermatoses.

Since our inception in 2016, we have invested a significant portion of our efforts and financial resources in clinical development activities. We only recently started generating revenue from product sales and have historically funded our operations primarily with the net proceeds from equity and debt offerings. Prior to 2023, we received approximately $827.2 million in net cash proceeds through equity offerings, approximately $195.2 million in net proceeds under the Loan Agreement with SLR, and $14.5 million in net proceeds related to shares issued under our ATM. See Notes 1 and 8 to the condensed consolidated financial statements for additional information.
We have incurred net losses in each year since inception, including net losses of $80.1 million and $64.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $799.9 million and cash, cash equivalents, restricted cash, and marketable securities of $333.3 million. As of March 31, 2023, we had $200.0 million outstanding under the Loan Agreement, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions.
We expect to continue to incur losses and significant expenses as we commercialize ZORYVE in psoriasis and as we advance our product candidates and label extensions through clinical trials, regulatory submissions, and commercialization. We expect to incur significant and prioritized commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spend on ARQ-234 and ARQ-255 and ZORYVE label extensions, if we obtain regulatory approval for them. If our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the condensed consolidated financial statements for additional information.
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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We also paid AstraZeneca $7.5 million upon ZORYVE's FDA approval in plaque psoriasis. We have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when we achieve $100.0 million in worldwide sales. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’ and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. We began making quarterly royalty payments in the first quarter of 2023. See Note 6 to the condensed consolidated financial statements for additional information.
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
In June 2022, we entered into a side letter agreement with Hengrui and one of its subsidiaries to extend certain rights and obligations under the Hengrui License Agreement to the subsidiary under specified circumstances, including a change of control of such subsidiary. See Note 6 to the condensed consolidated financial statements for additional information.
Ducentis Acquisition
On September 7, 2022, we entered into a Share Purchase Agreement with Ducentis, pursuant to which we acquired all of the outstanding equity interests in Ducentis for (i) 610,258 shares of our common stock valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments, the amount of which is indeterminable until achieved, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. We currently, estimate that these contingent payments may be up to an aggregate of approximately $400 million (although the actual amount may differ depending on whether the applicable milestones are achieved). In addition, if applicable, we will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of March 31, 2023, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements with respect to these contingent payments.
Under the terms of the Share Purchase Agreement, we will develop and seek FDA approval of a therapeutic product containing Ducentis’s DS-234 product candidate, now ARQ-234, for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by us, to launch it in the United States.

Components of Our Results of Operations
Revenue
In August 2022, in conjunction with the launch of our first FDA approved product, ZORYVE, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. We will continue to evaluate trends related to revenue for ZORYVE. Additionally, if our development efforts for our other product candidates and ZORYVE label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from product sales.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Product revenue, net	$2,781	$—	$2,781	*
Total revenues	2,781	—	2,781	*

Operating expenses:
Cost of sales	783	—	783	*
Research and development	35,345	40,622	(5,277)	(13)%
Selling, general, and administrative	42,918	22,006	20,912	95%
Total operating expenses	79,046	62,628	16,418	26%
Loss from operations	(76,265)	(62,628)	(13,637)	22%

Other income (expense):
Other income, net	3,207	142	3,065	2158%
Interest expense	(7,042)	(1,838)	(5,204)	283%
Total other income (expense)	(3,835)	(1,696)	(2,139)	126%

Net loss	$(80,100)	$(64,324)	$(15,776)	25%
______________
*Not applicable

Product revenue, net
We began recording product revenues in the third quarter of 2022 following the FDA approval of ZORYVE and our subsequent commercial launch in the United States in August 2022. During the three months ended March 31, 2023, we recognized $2.8 million of net product revenues related to sales of ZORYVE. Revenues were primarily driven by end customer demand, partially offset by sales discounts, which consisted primarily of co-pay assistance discounts, managed care rebates and distribution fees.
Cost of Sales
Cost of sales of $0.8 million for the three months ended March 31, 2023 is related primarily to product costs incurred after FDA approval of ZORYVE. Prior to the date on which the initial regulatory approval was received, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next two years. See Note 6 to the condensed consolidated financial statements for additional information.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$16,186	$25,222	$(9,036)	(36)%
Topical JAK inhibitor program	1,172	963	209	22%
Other early stage programs	1,132	295	837	284%
Indirect costs:
Compensation and personnel-related	10,835	9,439	1,396	15%
Other	6,020	4,703	1,317	28%
Total research and development expense	$35,345	$40,622	$(5,277)	(13)%
Research and development expenses decreased by $5.3 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to the lower direct costs related to the topical roflumilast program of $9.0 million, partially offset by increases in compensation and personnel-related costs of $1.4 million, and an increase in other costs of $1.3 million. The decrease in topical roflumilast program costs was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, partially offset by the $3.0 million payment to the FDA for our roflumilast foam NDA submission. The increase in compensation and personnel-related expenses, which includes stock-based compensation, was primarily due to an increase in headcount. The increase in other costs was primarily due to an increase in consulting and medical affairs spending.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $20.9 million, or 95%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to higher compensation and personnel-related expenses of $11.0 million, higher sales and marketing expenses of $7.5 million, and higher professional services of $1.6 million. These increases were primarily due to our commercialization efforts, including the hiring of our sales force.
Other Income, Net
Other income, net increased by $3.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the impact of rising interest rates for the three months ended March 31, 2023.
Interest Expense
Interest expense increased by $5.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to an increase in our long-term debt balance and the impact of rising interest rates. See Note 8 to the condensed consolidated financial statements for additional information.

Liquidity, Capital Resources, and Requirements
Sources of Liquidity
To date, our primary sources of capital have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, and August 2022, our Loan Agreement, our ATM, and revenue from the sale of our approved product. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of March 31, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $333.3 million, and an accumulated deficit of $799.9 million. We maintain cash balances with financial institutions in excess of insured limits. As of March 31, 2023, we had $200.0 million outstanding under the Loan Agreement, with an additional $25.0 million in funding that may become available subject to the satisfaction of specified conditions. See Notes 1 and 8 to the condensed consolidated financial statements for additional information.
We believe that our existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of our financial statements.
If our capital resources are insufficient to satisfy our requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed it may be necessary to significantly reduce our current rate of spending through, among other things, reductions in staff and delaying, scaling back, or stopping certain research and development programs, nonclinical studies, clinical trials or other development activities, and commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.
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
•suspensions or delays in the enrollment or changes to the number of subjects we decide to enroll in our ongoing clinical trials;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio; and
•costs associated with any adverse market conditions or other macroeconomic factors.
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
The tranche A term loan was funded on December 22, 2021. Following the approval of ZORYVE, we drew down $125.0 million on the tranche B term loans, which we received in August 2022. See Notes 1 and 8 to the condensed consolidated financial statements for additional information. The tranche C term loan is available following the achievement of a net product revenue milestone of $110.0 million, calculated on a trailing six month basis. The tranche C term loan will remain available for funding until September 30, 2024.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On March 31, 2023, the rate was 12.12%.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, restrictions on our ability to merge or consolidate with any other entity, to incur additional indebtedness, or to pay any dividends or other distributions on capital stock. We have also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate net product revenue in excess of specified amounts for applicable measuring periods; provided, however, that such financial covenant shall not apply if our average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. We were in compliance with all covenants under the Loan Agreement as of March 31, 2023.

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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash used in operating activities	$(80,344)	$(56,975)
Cash provided by investing activities	107,751	15,297
Cash provided by financing activities	100	14,716
Effect of exchange rate changes on cash	(52)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,455	$(26,962)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $80.3 million, which consisted of a net loss of $80.1 million and a change in net operating assets and liabilities of $9.0 million, partially offset by net non-cash charges of $8.8 million. The net non-cash charges were primarily related to stock-based compensation expense of $9.5 million.
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
Net Cash Provided by Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $107.8 million, which was comprised primarily of proceeds from the maturities of marketable securities of $147.5 million, partially offset by purchases of marketable securities of $39.7 million.
During the three months ended March 31, 2022, net cash provided by investing activities was $15.3 million, which was comprised primarily of proceeds from the maturities of marketable securities of $70.9 million, partially offset by purchases of marketable securities of $55.5 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, which related to proceeds from the issuance of common stock upon the exercise of stock options.
During the three months ended March 31, 2022, net cash provided by financing activities was $14.7 million, which was comprised primarily of the net cash proceeds received from shares sold under our ATM of $14.5 million.

Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of March 31, 2023.
Facility Operating Lease
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, as of March 31, 2023, we have a letter of credit and related restricted cash account of $0.9 million. The total commitment under the operating lease agreement is $5.5 million, including $0.7 million for the remaining nine months of 2023, $1.0 million for each of the years 2024 through 2025, $1.1 million for each of the years 2026 through 2027, and $0.6 million for the year 2028. See Note 7 to the condensed consolidated financial statements for additional information.
Long-Term Debt Obligations
As of March 31, 2023, we had $200.0 million outstanding under our Loan Agreement. We have $25.0 million in additional funding remaining that may become available subject to the satisfaction of specified conditions. See Notes 1 and 8 to the condensed consolidated financial statements for additional information. The total commitment under the Loan Agreement as of March 31, 2023 is $307.7 million, including $18.8 million for the remaining nine months of 2023, $25.0 million for each of the years 2024 through 2026, and $213.9 million for 2027. These amounts do not represent or include any future draw downs, but instead represent only the contractually obligated minimum payments of interest, principal, and loan fees related to the funding of the $75.0 million tranche A term loan on December 22, 2021 and the $125.0 million tranche B term loan on August 2, 2022.
License Agreements & Acquisition
The terms of certain of our license agreements and our acquisition of Ducentis require us to pay potential future milestone payments based on product development and commercial success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 6 to the condensed consolidated financial statements.

Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $5.1 million within the next nine months, and approximately $0.8 million per year for 2024 and 2025. This amount does not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2023, we had cash and cash equivalents of $81.4 million, restricted cash of $0.9 million, and marketable securities of $251.0 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of March 31, 2023, we had $200.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of March 31, 2023, for every 100 basis point increase in the interest rates, we would incur approximately $2.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At March 31, 2023 we had cash balances denominated in Canadian dollars of $2.7 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 09, 2023	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 09, 2023	By:	/s/ Scott L. Burrows
Scott L. Burrows Chief Financial Officer (Principal Financial and Accounting Officer)