Form 10-K/A
period 2022-12-31
Arcutis Biotherapeutics, Inc.
filed 2023-09-15
CIK 1787306

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $878,402,846, based on the closing price of the registrant's common stock as reported on The Nasdaq Global Select Market.
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

EXPLANATORY NOTE

Arcutis Biotherapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10‑K for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on February 28, 2023 (the “Form 10‑K”), for the purpose of correcting inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of the Company’s principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10-K. The Exhibits 31.1 and 31.2 filed with the Form 10-K inadvertently omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Form 10-K by resubmitting the corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10‑K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Form 10‑K, and does not modify, amend or update any other item or disclosures in the Form 10‑K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(b) of the Form 10-K is amended solely to update the exhibit index with the new Section 302 Certifications.
(b) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	2022 Employment Inducement Incentive Plan and forms of award agreements.	10-K	2/22/22	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.7#	Offer Letter, dated January 9, 2020, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.6
10.8#	Offer Letter, dated January 9, 2020, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.7
10.9#	Offer Letter, dated January 9, 2020, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.8
10.10#	Offer Letter, dated January 9, 2020, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.9
10.11#	Offer Letter, dated January 9, 2020, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.10
10.12#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.13†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.14†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.15†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.16#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.17	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.18#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17

10.19#	Severance & Change in Control Agreement, by and between the Registrant and David W. Osborne.	S-1/A	1/21/20	10.18
10.20#	Severance & Change in Control Agreement, by and between the Registrant and Howard G. Welgus, M.D.	S-1/A	1/21/20	10.19
10.21#	Severance & Change in Control Agreement, by and between the Registrant and John W. Smither.	S-1/A	1/21/20	10.20
10.22	Severance & Change in Control Agreement, by and between the Registrant and Kenneth A. Lock.	S-1/A	1/21/20	10.21
10.23	Severance & Change in Control Agreement, by and between the Registrant and Patricia A. Turney.	S-1/A	1/21/20	10.22
10.24	Offer Letter, dated December 18, 2020, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.23
10.25	Severance & Change in Control Agreement, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.24
10.26†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.	10-K	2/16/21	10.25
10.27†^	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.	10-Q	5/6/21	10.1
10.28†^	Amendment No. 1, dated October 5, 2022, to the Supply Agreement, dated November 24, 2020, by and among the Registrant and Interquim, S.A.	10-Q	11/8/22	10.2
10.29	Severance & Change in Control Agreement, by and between the Registrant and Scott L. Burrows.	10-Q	5/6/21	10.2
10.30	Sales Agreement, dated May 6, 2021, by and between the Registrant and Cowen and Company, LLC.	10-Q	5/6/21	10.3
10.31†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.	10-Q	11/4/21	10.1
10.32	Offer Letter, dated December 13, 2021, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.31
10.33	Severance & Change in Control Agreement, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.32
10.34†	Share Purchase Agreement, dated September 7, 2022, by and among the Registrant, Ducentis Biotherapeutics LTD and the certain stockholders of Ducentis Biotherapeutics LTD.	10-Q	11/8/22	10.1
10.35^	Amended and Restated Loan and Security Agreement, dated January 10, 2023, by and among the Registrant, SLR Investment Corp. and the lenders party thereto.	10-K	2/28/23	10.35
10.36	Non-Employee Director Compensation Program	10-K	2/28/23	10.36
10.37	Form of Non-Employee Director RSU Deferral Election	10-K	2/28/23	10.37
23.1	Consent of Independent Registered Public Accounting Firm. PCAOB ID: 42. Auditor Location: Los Angeles, California. Auditor Name: Ernst & Young LLP	10-K	2/28/23	10.38
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).	10-K	2/28/23	10.39
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
					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/23	32.1

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	September 15, 2023	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 15, 2023	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)