Form 10-Q/A
period 2023-03-31
Arcutis Biotherapeutics, Inc.
filed 2023-09-15
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Arcutis Biotherapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 9, 2023 (the “Form 10-Q”), for the purpose of correcting inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of the Company’s principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10-Q. The Exhibits 31.1 and 31.2 filed with the Form 10-Q inadvertently omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Form 10-Q by resubmitting the corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10‑Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Form 10‑Q, and does not modify, amend or update any other item or disclosures in the Form 10‑Q.

PART II. OTHER INFORMATION
Item 6. Exhibits.
Item 6 of the Form 10-Q is amended solely to update the exhibit index with the new section 302 Certifications.
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
					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	5/9/22	32.1
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
______________
†    Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K, and certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	September 15, 2023	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 15, 2023	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)