Form 10-Q/A
period 2023-06-30
Arcutis Biotherapeutics, Inc.
filed 2023-09-15
CIK 1787306

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

EXPLANATORY NOTE

Arcutis Biotherapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on August 8, 2023 (the “Form 10-Q”), for the purpose of correcting inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of the Company’s principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Form 10-Q. The Exhibits 31.1 and 31.2 filed with the Form 10-Q inadvertently omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Form 10-Q by resubmitting the corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

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
					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	8/8/23	32.1
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
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