Form 10-Q
period 2023-09-30
Arcutis Biotherapeutics, Inc.
filed 2023-11-03
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2023 was 94,382,074.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,471	$53,641
Restricted cash	925	1,234
Marketable securities	119,642	355,948
Trade receivables, net	19,417	8,458
Inventories	13,913	7,514
Prepaid expenses and other current assets	20,180	10,611
Total current assets	281,548	437,406
Property, plant, and equipment, net	1,735	1,881
Intangible assets, net	6,625	7,188
Operating lease right-of-use asset	2,455	2,721
Other assets	596	78
Total assets	$292,959	$449,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,179	$8,827
Accrued liabilities	27,995	28,323
Operating lease liability	715	657
Total current liabilities	41,889	37,807
Operating lease liability, noncurrent	3,570	4,117
Long-term debt, net	200,783	197,769
Total liabilities	246,242	239,693
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022;	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 61,861,736 and 61,052,250 shares issued at September 30, 2023 and December 31, 2022, respectively; 61,858,044 and 61,037,403 shares outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	962,515	930,425
Accumulated other comprehensive loss	(184)	(1,086)
Accumulated deficit	(915,620)	(719,764)
Total stockholders’ equity	46,717	209,581
Total liabilities and stockholders’ equity	$292,959	$449,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$8,109	$725	$15,660	$725
Other revenue	30,000	—	30,420	—
Total revenues	38,109	725	46,080	725

Operating expenses:
Cost of sales	1,182	269	2,741	269
Research and development	26,236	69,731	86,800	148,558
Selling, general, and administrative	47,595	35,473	136,471	85,101
Total operating expenses	75,013	105,473	226,012	233,928
Loss from operations	(36,904)	(104,748)	(179,932)	(233,203)

Other income (expense):
Other income, net	2,721	1,938	9,114	2,501
Interest expense	(7,559)	(4,899)	(21,950)	(8,737)

Loss before income taxes	(41,742)	(107,709)	(192,768)	(239,439)

Provision for income taxes	3,023	—	3,088	—

Net loss	$(44,765)	$(107,709)	$(195,856)	$(239,439)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	165	(344)	1,017	(1,341)
Foreign currency translation adjustment	(57)	—	(115)	—
Total other comprehensive income (loss)	$108	$(344)	$902	$(1,341)

Comprehensive loss	$(44,657)	$(108,053)	$(194,954)	$(240,780)

Per share information:
Net loss per share, basic and diluted	$(0.73)	$(1.89)	$(3.19)	$(4.52)
Weighted-average shares used in computing net loss per share, basic and diluted	61,727,278	57,091,743	61,462,025	53,028,962
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	50,255,614	$5	$706,233	$(255)	$(408,306)	$297,677
Issuance of shares of common stock under ATM, net of issuance costs of $634	882,353	—	14,366	—	—	14,366
Issuance of common stock upon the exercise of stock options	102,935	—	260	—	—	260
Issuance of common stock upon the vesting of restricted stock units	79,421	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	40,025	—	25	—	—	25
Stock-based compensation expense	—	—	6,533	—	—	6,533
Unrealized loss on marketable securities	—	—	—	(765)	—	(765)
Net loss	—	—	—	—	(64,324)	(64,324)
Balance—March 31, 2022	51,360,348	$5	$727,417	$(1,020)	$(472,630)	$253,772
Issuance of common stock upon the exercise of stock options	57,113	—	156	—	—	156
Issuance of common stock upon the vesting of restricted stock units	6,625	—	—	—	—	—
Vesting of founder shares subject to repurchase	—	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	27,830	—	20	—	—	20
Shares issued pursuant to the employee stock purchase plan	74,237	—	976	—	—	976
Stock-based compensation expense	—	—	8,096	—	—	8,096
Unrealized loss on marketable securities	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(67,406)	(67,406)
Balance—June 30, 2022	51,526,153	$5	$736,665	$(1,252)	$(540,036)	$195,382
Issuance of shares of common stock, net of discount and issuance costs of $10,844	8,625,000	1	161,656	—	—	161,657
Issuance of shares of common stock related to acquisition of Ducentis Biotherapeutics LTD	610,258	—	12,468	—	—	12,468
Issuance of common stock upon the exercise of stock options	130,817	—	494	—	—	494
Issuance of common stock upon the vesting of restricted stock units	12,695	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,718	—	37	—	—	37
Stock-based compensation expense	—	—	8,789	—	—	8,789
Unrealized loss on marketable securities	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	(107,709)	(107,709)
Balance—September 30, 2022	60,908,641	$6	$920,109	$(1,596)	$(647,745)	$270,774
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	61,037,403	$6	$930,425	$(1,086)	$(719,764)	$209,581
Issuance of common stock upon the exercise of stock options	31,497	—	100	—	—	100
Issuance of common stock upon the vesting of restricted stock units	285,314	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,718	—	—	—	—	—
Stock-based compensation expense	—	—	9,479	—	—	9,479
Unrealized gain on marketable securities	—	—	—	724	—	724
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(80,100)	(80,100)
Balance—March 31, 2023	61,357,932	$6	$940,004	$(414)	$(799,864)	$139,732
Issuance of common stock upon the exercise of stock options	35,700	—	74	—	—	74
Issuance of common stock upon the vesting of restricted stock units	77,221	—	—	—	—	—
Vesting of founder shares subject to repurchase	—	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,719	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	155,446	—	993	—	—	993
Stock-based compensation expense	—	—	10,578	—	—	10,578
Unrealized gain on marketable securities	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(70,991)	(70,991)
Balance—June 30, 2023	61,630,018	$6	$951,649	$(292)	$(870,855)	$80,508
Issuance of common stock upon the exercise of stock options	172,320	—	867	—	—	867
Issuance of common stock upon the vesting of restricted stock units	51,988	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,718	—	—	—	—	—
Stock-based compensation expense	—	—	9,999	—	—	9,999
Unrealized gain on marketable securities	—	—	—	165	—	165
Foreign currency translation adjustment	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(44,765)	(44,765)
Balance—September 30, 2023	61,858,044	$6	$962,515	$(184)	$(915,620)	$46,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195,856)	$(239,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	573	462
Non-cash lease expense	266	237
Amortization of intangible assets	563	125
Acquired in-process research and development	—	29,630
Net (accretion) amortization on marketable securities	(5,517)	89
Non-cash interest expense	3,014	1,590
Stock-based compensation expense	30,056	23,418
Changes in operating assets and liabilities:
Accounts receivable, net	(10,959)	(2,431)
Inventories	(6,399)	(4,307)
Prepaid expenses and other current assets	(10,087)	2,299
Accounts payable	4,345	1,383
Accrued liabilities	(323)	577
Operating lease liabilities	(489)	(283)
Net cash used in operating activities	(190,813)	(186,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(107,660)	(377,301)
Proceeds from maturities of marketable securities	350,500	271,061
Purchases of property and equipment	(422)	(210)
Acquisition of in-process research and development	—	(15,450)
Milestone payment for intangible	—	(7,500)
Net cash provided by (used in) investing activities	242,418	(129,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,041	1,000
Proceeds from issuance of shares under ATM, net of issuance costs	—	14,455
Proceeds from issuance of common stock, net of issuance costs	—	161,592
Proceeds from issuance of common stock pursuant to employee stock purchase plan	993	976
Proceeds from long-term debt	—	125,000
Payment of debt issuance costs	—	(2,187)
Net cash provided by financing activities	2,034	300,836
Effect of exchange rate changes on cash	(118)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,521	(15,214)
Cash, cash equivalents, and restricted cash at beginning of period	54,875	97,991
Cash, cash equivalents, and restricted cash at end of period	$108,396	$82,777
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$18,862	$6,923
Acquired in-process research and development in exchange for the issuance of common stock	$—	$12,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is an early commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3%, on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older, and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE in plaque psoriasis on April 28, 2023 and began Canadian commercialization in June 2023. The Company's current portfolio is comprised of what management believes to be highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. The Company believes it has built the industry's leading platform for dermatologic product development. The Company’s strategy is to focus on validated biological targets and to use its drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications. The Company believes this strategy uniquely positions it to rapidly advance its goal of bridging the treatment innovation gap in dermatology, while maximizing its probability of technical success.
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling shares of its common stock receiving aggregate net proceeds of approximately $167.2 million. The company completed subsequent public sales of its common stock in October 2020, February 2021 and August 2022, receiving aggregate net proceeds of $93.4 million, $207.5 million, and $161.6 million, respectively. In October 2020, the Company also sold shares of common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, receiving net proceeds of $35.0 million. On October 24, 2023, the Company completed a public offering of its common stock and prefunded warrants to purchase shares of its common stock and received aggregate net proceeds of $94.0 million. See Note 12.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $915.6 million and $719.8 million as of September 30, 2023 and December 31, 2022, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $228.0 million and $410.8 million as of September 30, 2023 and December 31, 2022, respectively. On October 24, 2023, the Company completed a public offering of its common stock and prefunded warrants to purchase shares of its common stock and received net proceeds of $94.0 million. The Company has $200.0 million outstanding under the Loan Agreement as of September 30, 2023. See Note 8.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2023, the interim condensed consolidated statements of operations and comprehensive loss, and the condensed consolidated changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of September 30, 2023 and December 31, 2022, the Company held $0.9 million and $1.2 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's amended office space lease. See Note 7.
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
Trade Receivables, net
The Company’s trade accounts receivable consists of amounts due primarily from pharmaceutical wholesalers and specialty pharmacy providers in the United States and Canada (collectively, its "Customers") related to sales of ZORYVE and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts, and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company will reserve against trade accounts receivable for estimated credit losses that may arise and any amounts determined to be uncollectible will be written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not material as of September 30, 2023 and December 31, 2022.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Intangible Assets, net
The Company paid a milestone payment of $7.5 million to AstraZeneca in the third quarter of 2022 related to the FDA approval and launch of ZORYVE. This milestone payment was capitalized as an intangible asset and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related License Agreement will be in effect. See Note 6. Amortization expense for the three and nine months ended September 30, 2023 was $188,000 and $563,000, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $125,000.

Estimated future amortization expense for the intangible assets subsequent to September 30, 2023 is as follows (in thousands):

Amounts
2023 (October through December)	$188
2024	750
2025	750
2026	750
2027	750
Thereafter	3,438
Total amortization	$6,626
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three and nine months ended September 30, 2023 and 2022.

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
Accrued and Prepaid Nonclinical and Clinical Costs
The Company records accrued liabilities for estimated costs and prepaid costs for research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid costs balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the three and nine months ended September 30, 2023 and 2022, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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
Other Revenues
Other revenues is related to the Huadong License and Collaboration Agreement. See Note 6. The Company evaluated the agreement with Huadong and determined that it is within the scope of ASC 606. The Company applied the five-step model as required by ASC 606 to determine revenue recognition.
The nonrefundable upfront payment that the Company received in September 2023 in connection with the transfer of the license and related know-how to Huadong was determined to be a distinct performance obligation, and therefore was recognized in Other revenues.
The Company evaluated whether the development and regulatory milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments are subject to significant revenue reversal and are therefore not included in the transaction price. At the end of each reporting period, the Company will re-evaluate the probability of achievement of each milestone and, if necessary, adjust its estimate of the overall transaction price and accordingly recognize the related revenue once the probability of significant reversal of revenue is low. Any such adjustments are recorded on a cumulative catch-up basis, and would be reported in Other revenues in the period of adjustment.
The sales milestones and royalties will be recognized in Other revenues when the related sales occur.
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
Income tax expense of $3.0 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, were primarily due to income tax expense related to withholding tax on the Huadong License and Collaboration Agreement. See Note 6.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$107,471	$—	$—	$107,471
Commercial paper	—	26,516	—	26,516
U.S. Treasury securities	93,126	—	—	93,126
Total assets	$200,597	$26,516	$—	$227,113
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$53,641	$—	$—	$53,641
Commercial paper	—	177,099	—	177,099
Corporate debt securities	—	13,821	—	13,821
U.S. Treasury securities	165,028	—	—	165,028
Total assets	$218,669	$190,920	$—	$409,589
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	September 30, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$107,471	$—	$—	$107,471
Total cash and cash equivalents	$107,471	$—	$—	$107,471
Marketable securities:
Commercial paper	$26,516	$—	$—	$26,516
U.S. Treasury securities	93,195	5	(74)	93,126
Total marketable securities	$119,711	$5	$(74)	$119,642
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$53,641	$—	$—	$53,641
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	$53,641	$—	$—	$53,641
Marketable securities:
Commercial paper	$177,099	$—	$—	$177,099
Corporate debt securities	13,890	—	(69)	13,821
U.S. Treasury securities	166,045	7	(1,024)	165,028
Total marketable securities	$357,034	$7	$(1,093)	$355,948
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three and nine months ended September 30, 2023 and 2022 were not material. As of September 30, 2023, it was determined that no credit losses exist, because the change in market value of those securities resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. As of September 30, 2023 and December 31, 2022, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$11,200	$5,659
Work in progress	367	395
Finished goods	2,346	1,460
Total inventories	$13,913	$7,514
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid co-pay assistance program	$4,948	$3,226
Prepaid insurance	852	956
Prepaid clinical trial costs	4,196	172
Other prepaid expenses and current assets	10,184	6,257
Total prepaid expenses and other current assets	$20,180	$10,611
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$13,741	$14,000
Accrued sales deductions	7,308	1,567
Clinical trial accruals	4,629	7,896
Accrued expenses and other current liabilities	2,317	4,860
Total accrued liabilities	$27,995	$28,323
5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer hardware	$1,128	$983
Furniture and fixtures	661	379
Software	104	104
Leasehold improvements	1,568	1,568
Property and equipment, gross	3,461	3,034
Less accumulated depreciation	(1,726)	(1,153)
Property and equipment, net	$1,735	$1,881
Depreciation expense was $200,000 and $573,000 for the three and nine months ended September 30, 2023, respectively, and $157,000 and $462,000 for the three and nine months ended September 30, 2022. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. License Agreements & Acquisition
Huadong License and Collaboration Agreement
In August 2023, the Company entered into a license and collaboration agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd (“Huadong”), a wholly owned subsidiary of Huadong Medicine Co., Ltd. Pursuant to the terms of the agreement, the Company granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit both cream and foam topical roflumilast for all therapeutic uses for certain dermatological indications ("Huadong Licensed Products") in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) ("Huadong Territories").
Huadong will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities for the Huadong Licensed Products, subject to certain of the Company’s approval and oversight rights. The Company will retain exclusive rights for the development, manufacture and commercialization of topical roflumilast outside the Huadong Territories.
As consideration for the rights granted under the Huadong Agreement, Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement, upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. The Company may also potentially receive additional payments: (i) up to an aggregate amount of $24.0 million upon the achievement of certain development and regulatory milestones, (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products.
The term of the Huadong Agreement continues on a Licensed Product-by-Licensed Product and country or region-by-country or region basis, until the expiration of the Royalty Term, which is: (i) the date of expiration of the last valid patent claim related to the Huadong Licensed Products, (ii) ten years after the first commercial sale of a the Huadong Licensed Product and (iii) the expiration of any regulatory exclusivity as to a Huadong Licensed Product. The License Agreement may be terminated by both parties under certain circumstances.
Other revenue and related income tax expense recognized under the Huadong agreement was $30.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2023. See Note 2.
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE, which was recorded as an intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense during the three and nine months ended September 30, 2023 was not material.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when the Company achieves $100.0 million in worldwide sales. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the three and nine months ended September 30, 2023 was not material.
There were no milestone payments made or payable in connection with AZ-Licensed Products for the three and nine months ended September 30, 2023 and 2022.
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
There were no payments made or due in connection with Hengrui for the three and nine months ended September 30, 2023 and 2022.
Iolyx Collaboration Agreement
In June 2019, the Company entered into a collaboration agreement, or Iolyx Agreement, with Iolyx, a related party with common ownership, for the development of clinical compounds, including roflumilast. The Iolyx

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In accordance with the Iolyx Agreement and in conjunction with Iolyx’s sale and issuance of Series A convertible preferred stock, Iolyx issued 4,256,686 fully-paid fully-vested shares of common stock to the Company. As a result of this issuance of common stock, the Company recorded $0.4 million in Other revenue in the three months ended June 30, 2023. Also, in conjunction with the issuance of the Series A convertible preferred stock, the Company revalued its common stock acquired with the execution of the Iolyx agreement, resulting in $0.1 million recognized in Other income.
There are no other upfront payments, milestones, or royalties pursuant to the Iolyx Agreement. The Company determined that Iolyx is a VIE for which consolidation is not required as it is not the primary beneficiary.
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into a Share Purchase Agreement with Ducentis Biotherapeutics LTD (Ducentis), pursuant to which the Company acquired (the “Acquisition”) all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company common stock valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments, the amount of which is indeterminable until achieved, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. The Company currently estimates that these contingent payments may be up to an aggregate of approximately $400 million (although the actual amount may differ depending on whether the applicable milestones are achieved). In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of September 30, 2023, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying unaudited condensed consolidated financial statements with respect to these contingent payments.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The minimum annual rental payments of the Company’s operating lease liability as of September 30, 2023 are as follows (in thousands):

Amounts
2023 (October through December)	$241
2024	995
2025	1,024
2026	1,054
2027	1,087
2028	653
Total minimum lease payments	$5,054
Less: Amounts representing interest	(769)
Present value of future minimum lease payments	$4,285
Current portion operating lease liability	715
Operating lease liability, noncurrent	3,570
Total operating lease liability	$4,285
Straight-line rent expense recognized for operating leases was $184,000 and $551,000 for the three and nine months ended September 30, 2023, and $186,000 and $530,000 for the three and nine months ended September 30, 2022, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the three and nine months ended September 30, 2023 and 2022.
The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to the Company’s operating lease (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$723	$547
The following summarizes additional information related to the operating lease:

September 30, 2023
Weighted-average remaining lease term (in years)	4.8
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of ZORYVE which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $1.2 million within the next three months, and then approximately $0.8 million per year for 2024 and 2025. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

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
8. Long-term debt
On December 22, 2021, the Company entered into a loan and security agreement, or Loan Agreement, with SLR Investment Corp. (SLR) and the lenders party thereto. The Loan Agreement was amended and restated on January 10, 2023 to include Arcutis Canada, Inc. as a borrower and party to the Loan Agreement. The lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $225.0 million, comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million (Term Loans). As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On September 30, 2023, the rate was 12.88%. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. The maturity date for each term loan is January 1, 2027.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company has also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, the Company must generate net product revenue in excess of specified amounts for applicable measuring periods pursuant to the Loan Agreement; provided, however, that such financial covenant shall not apply if the Company’s average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. The Company was in compliance with all financial covenants under the Loan Agreement as of September 30, 2023.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement and at each balance sheet date through September 30, 2023, the fair value of the embedded derivative was determined to be immaterial and will be remeasured at fair value each reporting period with any future changes in fair value reported in earnings.
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
On November 1, 2023, the Company entered into an amendment to the Loan Agreement with SLR. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue, and (iii) include an additional minimum financing covenant. The amended Loan Agreement provides for term loans to the Company in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of September 30, 2023. See Note 12 for additional information.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.7 million is recognized over the life of the term loan through interest expense. At September 30, 2023 and December 31, 2022, the effective interest rate was 14.79% and 13.79%, respectively. Interest expense relating to the term loan for the three and nine months ended September 30, 2023 was $7.6 million and $22.0 million, respectively. Interest expense relating to the term loan for the three and nine months ended September 30, 2022 was $4.9 million and $8.7 million, respectively.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	September 30, 2023	December 31, 2022
Principal loan balance	$200,000	$200,000
Accrued final fee	4,118	1,871
Unamortized debt issuance costs	(3,335)	(4,102)
Long-term debt, net	$200,783	$197,769
Upon the contractual maturity of the Company's long term debt, a payment of principal and final fees of $213.9 million is due on January 1, 2027.
9. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of September 30, 2023, no dividends had been declared by the board of directors.
The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2023	December 31, 2022
Options issued and outstanding	8,228,270	7,476,223
Common stock awards available for grant under employee incentive plans	3,927,638	3,784,386
Restricted stock units outstanding	2,924,356	1,576,529
Total common stock reserved	15,080,264	12,837,138
Authorized Share Capital
On February 4, 2020, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and initially reserved 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2023, 2022 and 2021, the 2020 Plan reserve increased by 2,442,090, 2,013,830 and 1,747,112 shares, respectively. As of September 30, 2023, the Company had 1,487,426 shares available for future grant under the 2020 Plan.
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
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. In November 2022, the 2022 Plan reserve was increased by 1,500,000. As of September 30, 2023, the Company had 915,425 shares available for future grant under the 2022 Plan.
Stock Option Activity
The following summarizes option activity (in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	7,476,223	$19.93	7.98	$18,667
Granted	1,608,110	$12.67
Exercised	(239,517)	$4.45
Forfeited	(479,288)	$20.48
Expired	(137,258)	$26.75
Balance—September 30, 2023	8,228,270	$18.81	7.51	$3,269
Exercisable—September 30, 2023(1)	4,571,413	$18.62	6.59	$3,269
______________
(1)Options exercisable includes early exercisable options.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2023. The intrinsic value of options exercised for the nine months ended September 30, 2023 was $1.2 million.
The total grant-date fair value of the options vested during the nine months ended September 30, 2023 was $22.1 million. The weighted-average grant-date fair value of employee options granted during the nine months ended September 30, 2023 was $8.76.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2022	1,576,529	$20.73
Granted	2,029,000	$14.36
Vested	(414,523)	$21.21
Forfeited	(266,650)	$18.81
Unvested Balance—September 30, 2023	2,924,356	$18.47
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years. There were no RSU grants prior to January 1, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,058	$3,448	$11,966	$9,437
Selling, general, and administrative	5,941	5,341	18,090	13,981
Total stock-based compensation expense	$9,999	$8,789	$30,056	$23,418
As of September 30, 2023, there was $46.2 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.4 years. As of September 30, 2023, there was $40.0 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years.

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
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Expected term (in years)	5.3 – 6.1	5.4 – 6.1
Expected volatility	75.2 – 77.1%	77.9 – 82.1%
Risk-free interest rate	3.5 – 4.7%	1.4 – 4.2%
Dividend yield	—%	—%
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
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2023, 2022 and 2021, the ESPP reserve increased by 610,522, 503,457, and 436,778 shares, respectively. As of September 30, 2023, the Company had 1,524,787 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $234,000 and $781,000 for the three and nine months ended September 30, 2023, respectively, and $216,000 and $637,000 for the three and nine months ended September 30, 2022, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2023	2022
Stock options to purchase common stock	8,228,270	7,480,040
Early exercised options subject to future vesting	3,698	18,573
RSUs subject to future vesting	2,924,356	1,567,946
ESPP shares subject to future issuance	73,252	55,735
Total	11,229,576	9,122,294

12. Subsequent Events
Financing
On October 24, 2023, the Company completed an offering relating to the sale of securities consisting of: (i) 32,500,000 shares of the Company's common stock at $2.50 per share, and (ii) prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance.
The aggregate net proceeds to the Company was $94.0 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.
The Company has granted the underwriters an option to purchase up to an additional 6,000,000 shares of the Company's common stock at $2.50 per share. This option is exercisable, in whole or in part, for a period of 30 days from the date of the underwriting agreement executed in connection with the offering.
Loan Agreement Amendment

On November 1, 2023, the Company entered into an amendment to the Loan Agreement with SLR. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The amended Loan Agreement provides for term loans to the Company in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of September 30, 2023.

Pursuant to the amendment, the modified financial covenant requires the Company to generate a minimum net product revenue equal to 75% of each month's projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, the Company agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the Company’s equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. Any failure by the Company to raise such net cash proceeds during the specified period shall be an immediate event of default.

See Note 8 for additional information regarding the Loan Agreement.

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
We launched our lead product, ZORYVE, in August 2022 after obtaining our original U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age. In addition, we had our first commercial launch outside of the United States after receiving regulatory approval from Health Canada of ZORYVE in April 2023 for the treatment of plaque psoriasis in individuals 12 years or age or older. ZORYVE is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions.

In addition to the approval of ZORYVE for plaque psoriasis, we are also developing roflumilast cream for the treatment of atopic dermatitis. In atopic dermatitis, we have successfully completed three pivotal Phase 3 clinical studies: INTEGUMENT-1 and -2 enrolled subjects 6 years of age or older and INTEGUMENT-PED enrolled subjects between the ages of 2 and 5 years. We also initiated INTEGUMENT-OLE, an open label extension study of the long-term safety of roflumilast cream 0.15% in individuals 6 years of age or older and roflumilast cream 0.05% in subjects between the ages 2 and 5 years. In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2 in atopic dermatitis, and in September 2023, we announced positive topline data from INTEGUMENT-PED and positive interim results from INTEGUMENT-OLE. In September 2023, we also submitted a supplemental new drug application (“sNDA”) for topical roflumilast 0.15% for the treatment of mild-to-moderate atopic dermatitis in individuals 6 years of age or older, creating potential for FDA action as early as the third quarter of 2024. Based on the positive results from the INTEGUMENT-PED study in September 2023, we expect to submit a subsequent sNDA for children ages 2 to 5 years of age following the potential initial approval of roflumilast cream 0.15% for treatment of mild-to-moderate atopic dermatitis in individuals 6 years of age or older.

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
We have incurred net losses in each year since inception, including net losses of $44.8 million and $107.7 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $195.9 million and $239.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $915.6 million and cash, cash equivalents, restricted cash, and marketable securities of $228.0 million. On October 24, 2023, we completed a public offering of shares of our common stock and prefunded warrants to purchase shares of our common stock, and received net proceeds of $94.0 million. As of September 30, 2023, we had $200.0 million outstanding under the Loan Agreement.
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
Ducentis Acquisition
On September 7, 2022, we entered into a Share Purchase Agreement with Ducentis, pursuant to which we acquired all of the outstanding equity interests in Ducentis for (i) 610,258 shares of our common stock valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments, the amount of which is indeterminable until achieved, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. We currently, estimate that these contingent payments may be up to an aggregate of approximately $400 million (although the actual amount may differ depending on whether the applicable milestones are achieved). In addition, if applicable, we will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of September 30, 2023, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements with respect to these contingent payments.
Under the terms of the Share Purchase Agreement, we will develop and seek FDA approval of a therapeutic product containing Ducentis’s DS-234 product candidate, now ARQ-234, for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by us, to launch it in the United States.
Huadong License and Collaboration Agreement
In August 2023, we entered into a license and collaboration agreement ("Huadong Agreement") with Hangzhou Zhongmei Huadong Pharmaceutical Co ("Huadong"), a wholly owned subsidiary of Huadong Medicine Co., Ltd., whereby Huadong received an exclusive license for the development, manufacture, and commercialization of both the cream and foam formulations of topical roflumilast in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) ("Huadong Licensed Products"). Huadong will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities for the Huadong Licensed Products, subject to certain of our approval and oversight rights.
Pursuant to the terms of the agreement, upon closing in September 2023, we received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0M, and may potentially receive additional payments (i) up to an aggregate amount of $24.0 million upon the achievement of certain development and regulatory milestones and (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones. In addition, we will receive tiered low double-digit to high-teen double-digit percentage royalties on Huadong’s, its affiliates’ and sublicensees’ total net sales of the Huadong Licensed Products, subject to certain royalty reductions.

The agreement term continues on a Licensed Product-by-Licensed Product and country-by-country and Region-by-Region basis until the expiration of the last Royalty Term for the last Licensed Product in the Territory. The Royalty Term is 10 years after the first commercial sale of such Licensed Product in such country or region, subject to certain termination clauses in the agreement. See Note 6 to the condensed consolidated financial statements.

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
Other Revenue
Other revenue relates to the Iolyx Agreement and the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Our cost of sales will reflect a lower average per unit cost of materials over the next two years approximately, due to inventory that was previously expensed. As of September 30, 2023 and December 31, 2022, the value of this inventory, mostly at the raw materials stage, was approximately $10.0 million and $14.1 million, respectively.
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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE. Other selling, general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax, and general legal services. We expect our selling, general and administrative expenses to continue to increase in the future as we continue to commercialize ZORYVE and potentially other product candidates and support our operations, including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense is related to interest incurred on our long term debt.
Provision for Income Taxes
Provision for income taxes is related to the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Product revenue, net	$8,109	$725	$7,384	1018%
Other revenue	30,000	—	30,000	*
Total revenues	38,109	725	37,384	5156%

Operating expenses:
Cost of sales	1,182	269	913	339%
Research and development	26,236	69,731	(43,495)	(62)%
Selling, general, and administrative	47,595	35,473	12,122	34%
Total operating expenses	75,013	105,473	(30,460)	(29)%
Loss from operations	(36,904)	(104,748)	67,844	(65)%

Other income (expense):
Other income, net	2,721	1,938	783	40%
Interest expense	(7,559)	(4,899)	(2,660)	54%

Loss before income taxes	(41,742)	(107,709)	65,967	(61)%

Provision for income taxes	3,023	—	3,023	*

Net loss	$(44,765)	$(107,709)	$62,944	(58)%
______________
*Not applicable
Product revenue, net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE in August 2022, and Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE in June 2023. Net product revenue increased by $7.4 million for the three months ended September 30, 2023 compared to three months ended September 30, 2022. The increase in revenue was primarily driven by end customer demand.
Other revenue
Other revenue is a result of license revenues received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $0.9 million for the three months ended September 30, 2023 compared to three months ended September 30, 2022. The increase is related primarily to additional ZORYVE product costs incurred. Prior to the date on which the initial regulatory approval was received, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next two years. See Note 6 to the condensed consolidated financial statements for additional information.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$6,020	$21,901	$(15,881)	(73)%
Topical JAK inhibitor program	978	1,113	(135)	(12)%
Other early stage programs	2,026	132	1,894	1435%
In-process research and development	—	29,630	(29,630)	(100)%
Indirect costs:
Compensation and personnel-related	12,289	11,251	1,038	9%
Other	4,923	5,704	(781)	(14)%
Total research and development expense	$26,236	$69,731	$(43,495)	(62)%
Research and development expenses decreased by $43.5 million, or 62%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to IPR&D expense as a result of the acquisition of ARQ-234 from Ducentis, as well as the completion of Phase 3 studies of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis and scalp and body psoriasis. Additionally, manufacturing costs recorded as research and development expenses decreased as we began capitalizing such costs to inventory upon FDA approval of ZORYVE in July 2022. The increase in compensation and personnel related expense is mainly due to accrued severance related to headcount reductions implemented in September 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $12.1 million, or 34%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to higher compensation and personnel-related expenses of $5.3 million, higher sales and marketing expenses of $4.0 million, and higher professional services of $1.4 million. These increases were primarily due to our commercialization efforts, including the hiring of our full sales force for ZORYVE.
Other Income, Net
Other income, net increased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the impact of higher interest rates, partially offset by a lower marketable securities balance.
Interest Expense
Interest expense increased by $2.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to an increase in our long-term debt balance and the impact of higher interest rates. See Note 8 to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense of $3.0 million for the three months ended September 30, 2023 was primarily due to income tax expense related to withholding tax on the Huadong License and Collaboration Agreement.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(unaudited)
	(in thousands)
Revenues:
Product revenue, net	$15,660	$725	$14,935	2060%
Other revenue	30,420	—	30,420	*
Total revenues	46,080	725	45,355	6256%

Operating expenses:
Cost of sales	2,741	269	2,472	919%
Research and development	86,800	148,558	(61,758)	(42)%
Selling, general, and administrative	136,471	85,101	51,370	60%
Total operating expenses	226,012	233,928	(7,916)	(3)%
Loss from operations	(179,932)	(233,203)	53,271	(23)%

Other income (expense):
Other income, net	9,114	2,501	6,613	264%
Interest expense	(21,950)	(8,737)	(13,213)	151%

Loss before income taxes	(192,768)	(239,439)	46,671	(19)%

Provision for income taxes	3,088	—	3,088	*

Net loss	$(195,856)	$(239,439)	$43,583	(18)%
______________
*Not applicable
Product revenue, net
We began recording product revenue in the third quarter of 2022 following the approval of ZORYVE by the FDA and our subsequent commercial launch in the United States in August 2022, and Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE in June 2023. Net product revenue increased by $14.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was driven by an increase in end customer demand.
Other revenue
Other revenue is a result of shares of common stock acquired in connection with the Iolyx Agreement and license revenues received in relation to Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $2.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily related to increased product costs associated with the sales of ZORYVE. Prior to the date on which the initial regulatory approval was received, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next two years.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(unaudited)
	(in thousands)
Direct external costs:
Topical roflumilast program	$28,974	$68,214	$(39,240)	(58)%
Topical JAK inhibitor program	2,832	2,505	327	13%
Other early stage programs	3,869	625	3,244	519%
In-process research and development	—	29,630	(29,630)	(100)%
Indirect costs:
Compensation and personnel-related	34,784	30,880	3,904	13%
Other	16,341	16,704	(363)	(2)%
Total research and development expense	$86,800	$148,558	$(61,758)	(42)%
Research and development expenses decreased by $61.8 million, or 42%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to IPR&D expense as a result of the acquisition of ARQ-234 from Ducentis, as well as the completion of Phase 3 studies of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis and scalp and body psoriasis.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $51.4 million, or 60%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in compensation and personnel-related expenses of $26.3 million, an increase in sales and marketing expenses of $17.4 million, and an increase in professional services of $4.8 million. These increases were primarily related to commercialization efforts for ZORYVE.
Other Income, Net
Other income, net increased by $6.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the impact of higher interest rates, partially offset by a lower marketable securities balance.
Interest Expense
Interest expense increased by $13.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to an increase in our average long-term debt balance and the impact of higher interest rates. See Note 8.
Provision for Income Taxes
Income tax expense of $3.1 million for the nine months ended September 30, 2023 was primarily due to income tax expense related to withholding tax on the Huadong License and Collaboration Agreement.

Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date as of September 30, 2023 have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, and August 2022, our Loan Agreement, our ATM, and revenue from the sale of our approved product. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of September 30, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $228.0 million, and an accumulated deficit of $915.6 million. On October 24, 2023, we completed a public offering of shares of our common stock and prefunded warrants to purchase shares of our common stock, and received net proceeds of $94.0 million. We maintain cash balances with financial institutions in excess of insured limits. As of September 30, 2023, we had $200.0 million outstanding under the Loan Agreement. See Notes 1 and 8 to the condensed consolidated financial statements for additional information.
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
Indebtedness
On December 22, 2021 we entered into a loan and security agreement, or Loan Agreement, with SLR and the lenders party thereto. The Loan Agreement was amended and restated on January 10, 2023 to include Arcutis Canada, Inc. as a borrower and party to the Loan Agreement. Pursuant to the Loan Agreement, the lenders agreed to extend term loans to us in an aggregate principal amount of up to $225.0 million, comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million. We refer to the tranche A, tranche B, and tranche C term loans together as our Term Loans. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. On September 30, 2023, the rate was 12.88%. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, restrictions on our ability to merge or consolidate with any other entity, to incur additional indebtedness, or to pay any dividends or other distributions on capital stock. We have also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate net product revenue in excess of specified amounts for applicable measuring periods pursuant to the Loan Agreement; provided, however, that such financial covenant shall not apply if our average market capitalization over the trailing five day period prior to the last day of any measurement month is equal to or in excess of $400.0 million. We were in compliance with all covenants under the Loan Agreement as of September 30, 2023.

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
On November 1, 2023, we entered into an amendment to the Loan Agreement. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The amended Loan Agreement provides for term loans in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of September 30, 2023. Pursuant to the amendment, the modified financial covenant requires us to generate a minimum net product revenue equal to 75% of each month's projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by us to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, we agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the our equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. Any failure by us to raise such net cash proceeds during the specified period shall be an immediate event of default.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash used in operating activities	$(190,813)	$(186,650)
Cash provided by (used in) investing activities	242,418	(129,400)
Cash provided by financing activities	2,034	300,836
Effect of exchange rate changes on cash	(118)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$53,521	$(15,214)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $190.8 million, which consisted of a net loss of $195.9 million and a change in net operating assets and liabilities of $23.9 million, partially offset by net non-cash charges of $29.0 million. The net non-cash charges were primarily related to stock-based compensation expense of $30.1 million.

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
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $242.4 million, which was comprised primarily of proceeds from the maturities of marketable securities of $350.5 million, partially offset by purchases of marketable securities of $107.7 million.
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
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $2.0 million, which was comprised of $1.0 million in proceeds from the issuance of common stock upon the exercise of stock options and $1.0 million in proceeds from the issuance of common stock as part of our ESPP.
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
The following summarizes our significant contractual obligations as of September 30, 2023.
Facility Operating Lease
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, as of September 30, 2023, we have a letter of credit and related restricted cash account of $0.9 million. The total commitment under the operating lease agreement is $5.1 million, including $0.3 million for the remaining three months of 2023, $1.0 million for each of the years 2024 through 2025, $1.1 million for each of the years 2026 through 2027, and $0.6 million for the year 2028. See Note 7 to the condensed consolidated financial statements for additional information.
Long-Term Debt Obligations
As of September 30, 2023, we had $200.0 million outstanding under our Loan Agreement. See Notes 1 and 8 to the condensed consolidated financial statements for additional information. The total commitment under the Loan Agreement as of September 30, 2023 is $298.9 million, including $6.6 million for the remaining three months of 2023, $26.2 million for the year 2024, $26.1 million for each of the years 2025 through 2026, and $213.9 million for the year 2027. These amounts do not represent or include any future draw downs, but instead represent only the contractually obligated minimum payments of interest, principal, and loan fees related to the funding of the $75.0 million tranche A term loan on December 22, 2021 and the $125.0 million tranche B term loan on August 2, 2022.
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

Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $1.2 million within the next three months, and approximately $0.8 million per year for 2024 and 2025. This amount does not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2023, we had cash and cash equivalents of $107.5 million, restricted cash of $0.9 million, and marketable securities of $119.6 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of September 30, 2023, we had $200.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of September 30, 2023, for every 100 basis point increase in the interest rates, we would incur approximately $2.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At September 30, 2023 we had cash balances denominated in Canadian dollars of $4.0 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The terms of our loan and security agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
As of September 30, 2023, we had $200.0 million outstanding under our Loan Agreement. On November 1, 2023, we entered into an amendment to the Loan Agreement, pursuant to which the terms were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The amended Loan Agreement provides for term loans to the Company in an aggregate principal amount of up to $200.0 million, which amount was fully drawn on September 30, 2023. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
The Loan Agreement contains a number of representations and warranties and affirmative and restrictive covenants, including financial covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. The Loan Agreement includes a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate minimum net product revenue for applicable measuring periods. Pursuant to the amendment to the Loan Agreement, this financial covenant requires us to generate a minimum net product revenue equal to 75% of each month’s projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Failure to deliver such annual plan on or before December 15 of the prior year will result in an event of default. In addition, pursuant to the amendment to the Loan Agreement, we agreed to a minimum financing covenant to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (i) the sale or issuance of equity interests, (ii) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (iii) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. Failure by the Company to satisfy this minimum financing covenant will result in an event of default. We may not be able to raise such amounts on favorable terms, or at all.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
On October 12, 2023, Howard G. Welgus, M.D., a member of our board of directors, terminated a Rule 10b5-1 trading plan, which plan was previously adopted on August 29, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 120,000 shares of Common Stock held by Mr. Welgus between December 1, 2023 and November 29, 2024. Prior to its termination, no shares were sold under the plan.
Amendment to Loan Agreement
On November 1, 2023, we entered into an amendment to the Loan Agreement. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The amended Loan Agreement provides for term loans in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of September 30, 2023. Pursuant to the amendment, the modified financial covenant requires us to generate a minimum net product revenue equal to 75% of each month's projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by us to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, we agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the our equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. Any failure by us to raise such net cash proceeds during the specified period shall be an immediate event of default.
This description of the amendment to the Loan Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of the amendment, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Employment Matters

On October 31, 2023, David W. Osborne, Ph.D., Senior Vice President and Chief Technical Officer, notified the Company of his intention to retire from the Company effective as of December 31, 2023. Dr. Osborne has served as an executive officer of the Company since April 2017 and is one of the Company’s co-founders. In connection with Dr. Osborne’s retirement, Bethany Dudek, Vice President, Quality, will succeed to Dr. Osborne’s responsibilities commencing in November 2023. Dr. Osborne has agreed to enter into a consulting agreement with the Company at a later date following this transition period.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1†	Licensee Agreement, dated August 10, 2023, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.				X
10.2	First Amendment to Amended and Restated Loan and Security Agreement, dated November 1, 2023, by and among the Registrant, Arcutis Canada, Inc., SLR Investment Corp., and the lenders party thereto.				X
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

______________
†    Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K, and/or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	November 03, 2023	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 03, 2023	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)