Form 10-K
period 2023-12-31
Arcutis Biotherapeutics, Inc.
filed 2024-02-27
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $486,948,825, based on the closing price of the registrant's common stock as reported on The Nasdaq Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 21, 2024 was 96,813,363.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect”, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:
•the success, cost, and timing of our plans to develop and commercialize immuno-dermatology drugs, including our current products, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream"), ZORYVE® topical foam ("ZORYVE foam"), ARQ-234, ARQ-252, and ARQ-255 for indications including plaque psoriasis, atopic dermatitis, scalp psoriasis, seborrheic dermatitis, hand eczema, vitiligo, and alopecia areata;
•our ability to continue as a going concern and to obtain funding for our operations, including funding necessary to complete further development and commercialization of our products and product candidates;
•our ability to satisfy the conditions, covenants, and obligations under our amended loan and security agreement with SLR Investment Corp.;
•the timing of and our ability to obtain and maintain regulatory approvals;
•future agreements, if any, with third parties in connection with the commercialization of our products and product candidates, if approved for commercial uses;
•the success, cost, and timing of our product candidate development activities and planned clinical trials;
•the rate and degree of market acceptance and clinical utility of our products and product candidates, if approved for commercial uses;
•the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial uses;
•the potential U.S. and Canadian market sales for our products and product candidates, if approved for commercial uses;
•our commercialization, marketing, and manufacturing capabilities and strategy;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key management and technical personnel;
•our expectations regarding our ability to obtain, maintain, and enforce intellectual property protection for our products and product candidates; and
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.

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

Summary of Risk Factors
    Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We are a commercial-stage biopharmaceutical company with a limited operating history and two products recently approved for commercial sale. We have incurred significant losses since our inception, and expect to continue to incur losses, which, together with our limited operating history, makes it difficult to assess our future viability. Our ability to comply with our minimum financing covenant raises substantial doubt about our financial viability and as to whether we will be able to continue as a going concern;
•Due to the recent commercialization of ZORYVE cream in plaque psoriasis and ZORYVE foam seborrheic dermatitis, as well as our continued development of our pipeline of product candidates through certain development activities and clinical trials, our capital requirements are difficult to predict and may change. We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations, or commercialization efforts;
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our future operating results to fall below expectations;
•Our estimated market opportunities are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited;
•The terms of our loan and security agreement require us to meet certain operating and financial covenants, including a minimum financing covenant, and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business;
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
•We may need to increase the size of our organization, and we may experience difficulties in executing our growth strategy, managing any growth, and retaining talent;

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

Part I
Item 1. BUSINESS
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development and commercialization. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream"), in August 2022 after obtaining our initial U.S. Food and Drug Administration ("FDA") approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream for the treatment of plaque psoriasis in individuals 12 years or age or older. ZORYVE cream is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (“PDE4”) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions.

We have made significant progress in driving access and coverage of ZORYVE cream since launch. Weekly prescriptions have continued to increase since launch, with approximately 165,000 prescriptions written as of February 16, 2024. We believe this growth is due to our ability to drive prescriber awareness and use, patient engagement and positive experience with ZORYVE cream, and our efforts to establish broad, high-quality access for ZORYVE cream. For example, we established access through three large pharmacy benefit managers in the United States within 12 months of launch. We estimate that more than 10,700 unique prescribers have prescribed ZORYVE cream since launch. We estimate that approximately one third of our prescriptions are currently refill prescriptions, and we experienced significant growth in refill prescriptions in the second half of 2023 following our early commercialization efforts and patient engagement. Market research points to an increasing preference among dermatologists to prescribe ZORYVE cream as a topical treatment of plaque psoriasis, and transitions from topical corticosteroids have been the largest source of new prescriptions for ZORYVE cream since launch. With respect to commercial payers, we have engaged multiple key insurers and estimate that insurance coverage for ZORYVE cream is available to approximately 132 million commercially covered lives in the United States. We anticipate that we will be able to obtain Medicare and Medicaid coverage for ZORYVE as early as 2024.

In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% ("ZORYVE foam") for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam has been shown to provide rapid disease clearance and significant reduction in itch in clinical trials. In a pivotal Phase 3 study, 80% of individuals treated with ZORYVE foam achieved the primary efficacy endpoint of IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at Week 8 and just over 50% of individuals achieved an IGA score of clear at Week 8. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 48 hours of first application. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in late January 2024, and as of February 16, 2024, 7,000 prescriptions have been written since launch. Seborrheic dermatitis is estimated to occur in as many as 10 million people in the United States, and is associated with a substantial psychosocial burden for those suffering from the disease.

In addition to the approval of ZORYVE cream for plaque psoriasis and ZORYVE foam for seborrheic dermatitis (collectively, "ZORYVE"), we are also developing ZORYVE cream for the treatment of atopic dermatitis. In atopic dermatitis, we have successfully completed three pivotal Phase 3 clinical trials: INTEGUMENT-1 and -2 enrolled subjects 6 years of age or older and INTEGUMENT-PED enrolled subjects between the ages of 2 and 5 years. We are also conducting INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in individuals 6 years of age or older and roflumilast cream 0.05% in subjects between the ages 2 and 5 years. In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2 in atopic dermatitis, and in September 2023 we announced positive topline data from INTEGUMENT-PED and positive interim results from INTEGUMENT-OLE. In September 2023, we submitted a supplemental new drug application (“sNDA”) for ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, which was accepted by the FDA and assigned a Prescription Drug User Fee Act ("PDUFA") target action date of July 7, 2024. Based on the positive results from the INTEGUMENT-PED study in September 2023, we expect to submit a subsequent sNDA for topical ZORYVE cream 0.05% for children ages 2 to 5 years of age if our current sNDA for ZORYVE cream 0.15% is approved for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older.

Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our pivotal Phase 3 clinical trial. We announced positive topline data in September 2022, and we plan to submit an sNDA in the second half of 2024.
Beyond ZORYVE, we are developing ARQ-255, a deep-penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 ("JAK1") inhibitor, designed to preferentially deliver the drug deep into the hair follicle, the site of inflammation in alopecia areata, in order to potentially develop the first topical treatment for this disease. In December 2022, we announced that the first subject had been enrolled in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata. The first subject in the alopecia areata cohort enrolled in the second quarter of 2023.

In September 2022, we acquired Ducentis BioTherapeutics LTD ("Ducentis") and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). Currently in the preclinical stage, we plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a potentially highly complementary biologic treatment option to ZORYVE cream in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well.

Dermatological diseases such as psoriasis, atopic dermatitis, seborrheic dermatitis, hand eczema, alopecia areata, and vitiligo affect hundreds of millions of people worldwide each year, impacting their quality of life, and physical, functional, and emotional well-being. There are many approved treatments for these conditions, but a large opportunity remains due to issues with existing treatments. Topical treatments are used for nearly all patients, but existing topicals are limited by one or more of the following: modest response rates, side effects, patient adherence, application site restrictions, and limits on duration of therapy. Topical corticosteroids ("TCS"), are commonly used as the first-line therapy for the treatment of inflammatory skin conditions such as psoriasis, atopic dermatitis, and seborrheic dermatitis. While many patients see improvements, long-term TCS treatment carries the risk of a variety of significant side effects. As a result, TCS are typically used intermittently for brief periods, which can lead to disease flares when patients stop TCS therapy. In psoriasis, vitamin D analogs are also used, but have lower response rates than TCS and are frequently irritating. Topical tapinarof was approved in May 2022 for the treatment of adults with plaque psoriasis, but this non-steroidal agent also carries significant application site reactions. In atopic dermatitis, topical calcineurin inhibitors, or TCIs, and crisaborole (Eucrisa®), a topical non-steroidal PDE4 inhibitor, are used, but have lower response rates than TCS and are associated with application site burning. TCIs also have a boxed warning for cancer risk. Topical ruxolitinib (Opzelura®) was approved for the treatment of atopic dermatitis in September 2021, but carries an extensive boxed warning for numerous severe side effects, and is limited to short-term, intermittent use after failure of other treatments. In seborrheic dermatitis, in addition to TCS, topical antifungals are commonly used, but have limited efficacy.
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
Given the limitations associated with existing treatments, we believe patients with inflammatory skin conditions and their dermatologists are dissatisfied with their current treatment options. We believe that there is a significant opportunity to leverage developments in other fields of medicine, particularly inflammation and immunology, to address the significant need for effective chronic treatments in immuno-dermatology. Our initial development and commercial focus is to address patients’ significant need for innovative topical treatments that directly target molecular mediators of disease, have the potential to show significant symptomatic improvement, maintain a low risk of toxicity or side effects, and are suitable for chronic use on all areas of the body. Based on market research and our internal estimates, we estimate there is an overall patient market of approximately 15.2 million patients in the United States that are treated with topical therapies for plaque psoriasis, seborrheic dermatitis, and atopic dermatitis in dermatology offices (approximately 7.8 million) and outside dermatology (approximately 7.4 million). Of the patients that are treated in dermatology offices, we estimate that approximately 3.3 million of these patients (approximately 0.7 million plaque psoriasis patients, 1.5 million seborrheic dermatitis patients, and 1.2 million atopic dermatitis patients) are addressable or accessible with Medicare and Medicaid coverage and that approximately 4.4 million patients across plaque psoriasis (approximately 1.4 million), seborrheic dermatitis (approximately 1.7 million), and atopic dermatitis (approximately 1.4 million) are covered by commercial insurance. Patients that are treated outside of dermatology offices are addressable through other physicians, especially primary care physicians, pediatricians, and allergists.

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
Key elements of our strategy include:
•Commercialize ZORYVE cream for the treatment of patients with plaque psoriasis, and obtain approval for ZORYVE cream for atopic dermatitis. We believe ZORYVE cream is a best-in-class non-steroidal topical treatment for plaque psoriasis, with symptomatic improvement in psoriasis patients similar to the combination of a high potency steroid and calcipotriene, the ability to use anywhere on the body including sensitive areas, a rapid and significant impact on itch, coupled with a low rate of side effects and a favorable tolerability profile that enables chronic administration, including for pediatric patients. We commercially launched ZORYVE cream in August 2022 after obtaining FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g., groin or axillae), in individuals 12 years of age or older. On October 6, 2023, we announced FDA approval of our sNDA to expand the indication of ZORYVE cream for the treatment of plaque psoriasis, including psoriasis in intertriginous areas, to children ages 6 to 11 years of age. Following this approval, ZORYVE cream is indicated for use in patients 6 years of age and older. In atopic dermatitis, we have completed two pivotal Phase 3 clinical studies with ZORYVE cream, INTEGUMENT-1 and -2 in subjects 6 years of age or older, and a third pivotal Phase 3 study, INTEGUMENT-PED, in subjects between the ages of 2 and 5 years, in each case in subjects with mild to moderate atopic dermatitis. In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2 in atopic dermatitis. In November 2023, the FDA accepted for filing our sNDA for ZORYVE cream 0.15% for the treatment of atopic dermatitis in adults and children down to age 6 and assigned a PDUFA target action date of July 7, 2024. In September 2023, we announced positive topline data from the INTEGUMENT-PED trial. We intend to submit a subsequent sNDA for the younger age cohort if the FDA approves our sNDA for ZORYVE cream 0.15% for treatment of atopic dermatitis in patients aged 6 years or older.
•Commercialize ZORYVE foam for the treatment of patients with seborrheic dermatitis and further expand our addressable market with potential additional foam indications.  In December 2023, we received FDA approval for ZORYVE foam for the treatment of seborrheic dermatitis in individuals aged 9 years and older. ZORYVE foam became commercially available in late January 2024. We have also successfully completed a pivotal Phase 3 clinical trial with ZORYVE foam in scalp and body psoriasis, demonstrating promising efficacy and tolerability results. In scalp and body psoriasis, we announced positive topline data in September 2022, and we plan to submit an sNDA in the second half of 2024.
•Establish an integrated development and commercial organization. We have built a fully integrated commercial organization and targeted specialty sales force for the commercialization of our products among dermatology specialists. Because of the concentrated prescriber base of the U.S. dermatology segment, we believe our infrastructure should be sufficient for us to commercialize our products to dermatology specialists. To further enhance the value of our product candidates, we may selectively seek partners to commercialize our products outside of the dermatology specialist segment, such as primary care physicians, and to develop and commercialize our products outside of the U.S. and Canadian market.
•Execute on responsible pricing strategy and product access to enable rapid and high-quality insurance coverage. We are committed to helping patients have access to our product, including setting a responsible price, working with payers to help ensure broad high-quality payer access, and supporting programs like our Arcutis CaresTM patient assistance program and the ZORYVE DirectTM patient access support program.

•Further expand our product portfolio through the development of ARQ-255 and ARQ-252. We are developing ARQ-255 and ARQ-252, both of which contain ivarmacitinib, a JAK1 inhibitor with a high relative selectivity to JAK1 over Janus kinase type 2, or JAK2, for the treatment of alopecia areata, chronic hand eczema, and vitiligo. Given their high relative selectivity to JAK1 over JAK2, we believe ARQ-255 and ARQ-252 have the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition, which in turn gives them the potential to be best-in-class treatment options, if approved. In December 2022, we announced that the first subject had been enrolled in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata. The first subject in the alopecia areata cohort enrolled in the second quarter of 2023. Reformulation efforts continue for ARQ-252.

•Develop ARQ-234 as a complimentary treatment to ZORYVE. We believe that ARQ-234, which we obtained through the acquisition of Ducentis in September 2022, has the potential to have a highly differentiated profile and could be a highly complimentary biologic treatment to ZORYVE for the treatment of atopic dermatitis, if approved. We believe our management team's experience in developing dermatological drugs, including biologics, will enable us to move ARQ-234 into the clinic and through the development process.
•Leverage our product development platform to continue innovating and developing novel new treatments for dermatological diseases. Our expertise in dermatological clinical development and commercialization allows us to identify areas of high unmet needs, and our product development platform may allow us to develop novel new treatments that address those needs, as it has already with ZORYVE cream, ZORYVE foam, and ARQ-252/ARQ-255.
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
•Our innovative topical cream and foam formulations of roflumilast (patented);
•The pharmacokinetic characteristics relating to improving delivery and extending half-life of both the cream and foam formulations of topical roflumilast (patented);
•A novel topical cream without skin-drying surfactants (patent pending);
•A novel method for treating a fungal infection by administering a composition comprising roflumilast (patented);
•Our novel “4D” deep-penetrating formulation allowing topical delivery deeper in the dermis (patent pending); and
•A composition of roflumilast without a paraben preservative (patent pending).

ZORYVE Cream (ARQ-151)
Our lead product, ZORYVE cream, offers symptomatic improvement in psoriasis patients similar to the combination of a high potency steroid and calcipotriene, a favorable tolerability profile, the ability to be used chronically, and little to none of the application site reactions associated with many existing topical treatments. ZORYVE cream is designed for simple once-a-day application for chronic use, does not burn or sting on application, and can be used on any part of the body, including sensitive or difficult-to-treat areas, such as the face and intertriginous regions. It quickly and easily rubs into the skin without leaving a greasy residue, does not stain clothing or bedding, or have an unpleasant smell. Roflumilast is a highly potent and selective PDE4 inhibitor that was approved by the FDA as an oral systemic treatment to reduce the risk of exacerbations of chronic obstructive pulmonary disease (COPD) in 2011. Roflumilast has demonstrated a potency advantage of approximately 25x to in excess of 300x compared to the active ingredients in the two other FDA-approved PDE4 inhibitors, Eucrisa, and Otezla.
We commercially launched ZORYVE cream in August 2022 after obtaining FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we announced FDA approval of our sNDA to expand the indication of ZORYVE cream for the treatment of plaque psoriasis, including psoriasis in intertriginous areas (e.g., groin or axillae), to children ages 6 to 11 years of age. Following this approval, ZORYVE cream is indicated for use in patients 6 years of age and older. We aim to further expand the indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data.
We are also developing topical ZORYVE cream for atopic dermatitis, and our Phase 3 program includes four studies: two identical studies with approximately 650 subjects each, ages 6 and above (INTEGUMENT-1 and -2) using ZORYVE cream 0.15%; a study with more than 650 subjects ages 2-5 in each study (INTEGUMENT-PED) using ZORYVE cream 0.05%; and an open label extension study with up to 1,500 subjects ages 2 and up (INTEGUMENT-OLE). In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2. In November 2023, the FDA accepted for filing our sNDA for topical ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in adults and children down to age 6 and assigned a PDUFA target action date of July 7, 2024. In September 2023, we announced positive topline data from the INTEGUMENT-PED trial. We intend to submit a subsequent sNDA for ZORYVE cream 0.05% for the younger age cohort if the FDA approves our sNDA for ZORYVE cream 0.15% for treatment of mild to moderate atopic dermatitis in patients aged 6 years or older. In September 2023, we announced positive interim results regarding patients 6 years of age and older from the INTEGUMENT OLE study. The primary objective of the study was to assess the long-term safety based on the occurrence of adverse events and serious adverse events. The interim results regarding patients 6 years of age and older from the study demonstrated long-term safety and a tolerability profile consistent with data from our INTEGUMENT-1 and -2 trials, with no new safety signals observed up to 56 weeks of treatment.
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
Plaque Psoriasis
Psoriasis Background
Psoriasis is an immune disease that occurs in about 3% of the U.S. population, representing approximately 9 million patients. About 90% of cases are plaque psoriasis, which is characterized by “plaques”, or raised, red areas of skin covered with a silver or white layer of dead skin cells referred to as “scale” (see figures below). Psoriatic plaques can appear on any area of the body, but most often appear on the scalp, knees, elbows, trunk, and limbs, and the plaques are often itchy and sometimes painful. Approximately 40% of plaque psoriasis patients have plaques on their scalp, about 15% have plaques in their intertriginous regions, approximately 10% have plaques on their face, and one in three has plaques on their elbows and knees. Each of these areas present a variety of treatment challenges which may be well suited to treatment with ZORYVE cream.
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
Figures: Plaque Psoriasis
Source: DermNet (right)
Current Psoriasis Treatment Landscape
The vast majority of psoriasis patients are treated with topical therapies, of which there have been no novel treatments approved in over 20 years, until the recent approvals of ZORYVE cream and tapinarof. Despite their widespread use, other existing topical therapies all possess substantial shortcomings:
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

Because high potency steroids and combinations containing high potency steroids provide robust symptomatic improvement for psoriasis patients, most physicians initiate treatment for nearly all patients with them. However, due to the limitations on duration of treatment to between 2 and 8 weeks, most physicians will switch the patient to a low- to mid-potency steroid or to a vitamin D analog to manage the patient’s psoriasis chronically. These “step down” options provide less symptomatic improvement and are often irritating. Also, rebound is a known challenge with steroids, where the recurrence of psoriasis after steroid discontinuation is more severe than it was prior to steroid treatment. As a result, patients are constantly cycling between effective short courses of high potency steroids and less effective “step down” maintenance treatments.
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
•Opzelura is a topical JAK inhibitor approved in September 2021 for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in non-immunocompromised adult and pediatric patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable . The label carries an extensive boxed warning for serious infections, all-cause mortality, malignancy, major adverse cardiovascular events and thrombosis.
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
ZORYVE Cream Clinical Development
Plaque Psoriasis
    We commercially launched ZORYVE cream in August 2022 after obtaining FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. In October 2023, we received FDA approval for an expanded indication down to 6 years of age. We aim to further expand the indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. ZORYVE cream is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on duration of use. Our NDA submission was supported by the positive data from the pivotal Phase 3 clinical studies, DERMIS-1 and DERMIS-2, and our long-term Phase 2b open label study. In all trials, ZORYVE cream was generally well-tolerated with a favorable safety and tolerability profile.
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
Results from the eight-week treatment period demonstrated statistically significant improvement compared to the matching vehicle on key efficacy endpoints. On the studies’ primary efficacy endpoint of percentage of subjects achieving Investigator Global Assessment (IGA) success, which was defined as a score of “clear” or “almost clear” plus a 2-grade improvement from baseline at Week 8, 42.4% of subjects treated with ZORYVE cream achieved IGA Success, compared to 6.1% of subjects treated with vehicle (p < 0.0001) in DERMIS-1, and 37.5% of subjects treated with ZORYVE cream achieved IGA Success, compared to 6.9% of subjects treated with vehicle (p<0.0001) in DERMIS-2. ZORYVE cream also demonstrated statistically significant improvements over vehicle on key secondary endpoints, including on Intertriginous IGA Success, Psoriasis Area Severity Index-75, reductions in itch as measured by the Worst Itch-Numerical Rating Scale, and patient perceptions of symptoms as measured by the Psoriasis Symptoms Diary (PSD).
ZORYVE cream was well-tolerated by the patient populations, with rates of treatment-emergent adverse events (“TEAEs”) low and similar to vehicle, with most TEAEs assessed as mild-to-moderate in severity. Of the subjects treated with ZORYVE cream, five subjects (1.7% of subjects) in DERMIS-1 and one subject (0.3% of subjects) in DERMIS-2 discontinued the study due to a TEAE. There were no treatment-related serious adverse events.
ARQ-151-202 (Long-Term Safety Study)
The long-term safety study was a Phase 2, multi-center, open label study of the long-term safety and efficacy of ZORYVE cream 0.3% in adult subjects with chronic plaque psoriasis involving up to 25% total body surface area (BSA), evaluated in two cohorts: subjects who completed the ARQ-151-201 Phase 2b, randomized, controlled trial; and previously untreated subjects. All subjects applied ZORYVE cream once daily for 52 weeks at home. Approximately half (164 out of 332) of the subjects entered this long-term study after completing treatment with ZORYVE cream 0.3% or 0.15% in the randomized Phase 2b study (ARQ-151-201) and therefore received up to 64 weeks of total treatment with ZORYVE cream (12 weeks in the randomized Phase 2b study and 52 weeks in the long-term safety study). Periodic clinic visits included assessments for clinical safety, application site reactions, and disease improvement or progression. The primary outcome measures of this long-term safety study were the occurrence of TEAEs and the occurrence of serious adverse events.
In this open label study, ZORYVE cream 0.3% applied once daily for up to 52 weeks demonstrated favorable safety and tolerability over the long-term treatment period, consistent with what was seen in the randomized Phase 2b study, with only 3.6% of subjects experiencing a treatment-related adverse event during 52 weeks of treatment. Additionally, a durable treatment effect was maintained through 52 to 64 weeks as 57.1% (n=185) of ZORYVE cream-treated patients achieved an IGA score of clear or almost clear (IGA 0/1) at any time in study, and these participants had a median duration of IGA of clear or almost clear of more than 10 months (40.1 weeks). At week 52 of the long-term safety study, 44.8% of all subjects attained an IGA Success of clear or almost clear, with 34.8% of subjects in Cohort 1 and 39.5% of subjects in Cohort 2 achieving IGA Success, defined as a score of clear or almost clear plus a 2-grade improvement from baseline. Additionally, of the subjects in the 12-week randomized Phase 2b study who were treated with ZORYVE cream 0.3%, and who attained an IGA of clear or almost clear at 12 weeks in the first study, then continued on treatment in the long-term safety study, 66.7% had an IGA of clear or almost clear at the end of 64 weeks of treatment or their last visit. Of the 332 subjects in this study, 73.5% completed the full 52 weeks of open label treatment, with only 3.9% of subjects discontinuing the study due to an adverse event and less than 1% of subjects discontinuing due to lack of efficacy. There were no treatment related serious adverse events reported.
Atopic Dermatitis
We are also developing ZORYVE cream for the treatment of atopic dermatitis. In atopic dermatitis, we have successfully completed three pivotal Phase 3 clinical trials: INTEGUMENT-1 and -2 enrolled subjects 6 years of age or older and studied ZORYVE cream 0.15%, and INTEGUMENT-PED enrolled subjects between the ages of 2 and 5 years and studied ZORYVE cream 0.05%. We are also conducting INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in individuals 6 years of age or older and ZORYVE cream 0.05% in subjects between the ages 2 and 5 years. In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2 in atopic dermatitis, and in September 2023 we announced positive topline data from INTEGUMENT-PED and positive interim results regarding patients 6 years of age and older from INTEGUMENT-OLE. In September 2023, we submitted an sNDA for topical ZORYVE 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, and in November 2023, the FDA accepted for filing our sNDA and assigned a PDUFA target action date of July 7, 2024. Based on the positive results from the INTEGUMENT-PED study announced in September 2023, we expect to submit a subsequent sNDA for children ages 2 to 5 years of age if our current sNDA for ZORYVE cream 0.15% is approved for treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older.

Key Completed Trials
ARQ-151-311 and 312 (INTEGUMENT-1 and INTEGUMENT-2 pivotal Phase 3 studies)
Our atopic dermatitis Phase 3 program includes four studies, one ongoing study (INTEGUMENT-OLE), and the three completed studies INTEGUMENT-1 and -2 and INTEGUMENT-PED. INTEGUMENT-1 and INTEGUMENT-2 were multi-center, double-blind, vehicle-controlled Phase 3 studies, with more than 650 subjects in each study, ages 6 and above with mild to moderate atopic dermatitis. Subjects were randomized to receive once daily topical applications for 4 weeks of ZORYVE cream 0.15%, or vehicle. The primary endpoint was the proportion of all randomized subjects who attain IGA Success, defined as a validated Investigator Global Assessment – Atopic Dermatitis (vIGA-AD) score of ‘clear’ or ‘almost clear’ plus a 2-grade improvement from Baseline at Week 4.

Both INTEGUMENT-1 and INTEGUMENT-2 met their primary endpoint. In INTEGUMENT-1, 32.0% of individuals treated with ZORYVE cream 0.15% achieved IGA Success, compared to 15.2% of individuals treated with vehicle (P<0.0001). In INTEGUMENT-2, 28.9% of individuals treated with ZORYVE cream 0.15% achieved IGA Success at Week 4 compared to 12.0% of individuals treated with vehicle (P<0.0001). ZORYVE cream also demonstrated rapid and statistically significant improvements compared to vehicle on key secondary endpoints, including, in INTEGUMENT-1, 43.2% of individuals treated with ZORYVE cream 0.15% achieving a 75% improvement in Eczema Area and Severity Index (EASI-75) at Week 4 compared to 22.0% treated with vehicle (P<0.0001). In INTEGUMENT-2, 42.0% of individuals treated with ZORYVE cream 0.15% achieved an EASI-75 at Week 4 compared to 19.7% treated with vehicle (P<0.0001).

In an additional secondary endpoint, INTEGUMENT-1 evaluated reduction in itch in individuals 12 years of age and older, with 33.6% of individuals treated with ZORYVE cream achieving a 4-point reduction in Worst Itch Numeric Scale (WI-NRS) at Week 4 (vs. 20.7% for vehicle-treated subjects [p<0.01]). For INTEGUMENT-2, 30.2% of individuals treated with ZORYVE cream achieving a four-point reduction in WI-NRS at Week 4 (vs. 12.4% for vehicle-treated subjects, [P<0.01]). In addition, individuals treated with ZORYVE cream reported reductions in itch from baseline as early as 48 hours from first application. ZORYVE cream 0.15% was well tolerated in both studies. The incidence of Treatment Emergent Adverse Events (TEAEs) was low in both active treatment and vehicle arms, with most TEAEs assessed as mild-to-moderate severity. Overall, incidence of adverse events were low, with no adverse event occurring in more than 3.5% of subjects in either arm for either INTEGUMENT-1 or INTEGUMENT-2. The most frequent adverse events (≥1%) included COVID-19, application site pain, headache, nausea, vomiting, diarrhea, nasopharyngitis, and upper respiratory tract infection. Over 90% of patients who were randomized to ZORYVE cream in both studies completed the full 4 weeks, and there were few discontinuations due to adverse events.

INTEGUMENT-PED Trial

In September 2023, we announced positive topline data from INTEGUMENT-PED trial. This pivotal trial investigated ZORYVE cream 0.05% as a potential treatment for children 2 to 5 years of age with mild to moderate atopic dermatitis. The trial was a Phase 3, randomized, parallel group, double-blind, vehicle-controlled trial in which subjects ages 2 to 5 with mild to moderate atopic dermatitis involving 3% or greater body surface area received 4 weeks of (i) ZORYVE cream 0.05% once daily or (ii) vehicle once daily. A total of 652 children were enrolled in INTEGUMENT-PED.

Results from the four-week treatment period demonstrated statistically significant improvements compared to matching vehicle. The primary endpoint was the percentage of patients achieving IGA success, which is vIGA-AD score of "clear" or "almost clear" plus a 2-grade improvement from baseline, at Week 4. In the trial, 25.4% of patients treated with ZORYVE cream 0.05% achieved IGA success, compared to 10.7% of patients treated with vehicle (p < 0.0001), with significant improvements observed as early as Week 1.

ZORYVE cream 0.05% also demonstrated statistically significant improvements compared to vehicle on key secondary endpoints, which included EASI-75, the percentage of patients achieving IGA success at Weeks 1 and 2, and the percentage of patients achieving a vIGA-AD score of “clear” or “almost clear” at Weeks 1 and 2, with significant improvements observed for these endpoints as early as Week 1. In the trial, 39.4% of patients treated with ZORYVE cream 0.05% achieved EASI 75 at Week 4, compared to 20.6% of patients treated with vehicle (p < 0.0001). In addition, 21.2% of patients achieved IGA success at Week 2, compared to 6.8% of patients treated with vehicle (p < 0.0001), and 9.4% of patients achieved IGA success at Week 1, compared to 0.9% of patients treated with vehicle (p < 0.0001). In the trial, 35.3% of patients treated with ZORYVE cream 0.05% with an itch score of at least four at baseline achieved a four-point reduction in itch score compared to baseline, as measured by the WI-NRS, compared to 18.0% of patients treated with vehicle (p = 0.0002).

ZORYVE cream 0.05% was well-tolerated, with rates of treatment-emergent adverse events ("TEAEs") low across the active treatment and vehicle arms. Overall, adverse events were uncommon, with no adverse event occurring in more than 4.1% of subjects in the trial. The only adverse event occurring in >3% of subjects in either arm was upper respiratory tract infection, and the most frequent adverse events (>2%) included upper respiratory tract infection, pyrexia, diarrhea, vomiting, and, in the vehicle arm only, atopic dermatitis.

Of the patients treated with ZORYVE cream 0.05% in the trial, 410 (93.8% of patients) completed the full 4 weeks, and there were few discontinuations due to adverse events in both the ZORYVE cream 0.05% group and vehicle group. Five patients treated with ZORYVE cream 0.05% (1.1% of patients treated with ZORYVE cream 0.05%) and four patients in the vehicle group (1.9% of patients treated with vehicle) discontinued the trial due to an adverse event. There were no treatment-related serious adverse events.
Key Ongoing Trials

In addition, our “INterventional Trial EvaluatinG roflUMilast cream for the treatmENt of aTopic dermatitis Open Label Extension” (INTEGUMENT-OLE) study is a Phase 3, multicenter, open label extension study that has enrolled 1220 subjects who have completed INTEGUMENT-1, -2, or -PED. The study examines the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age and older with atopic dermatitis and ZORYVE cream 0.05% in subjects 2 to 5 years of age with atopic dermatitis. The primary objective of the study is to assess the long-term safety based on the occurrence of adverse events and serious adverse events. Individuals that completed INTEGUMENT-1 and -2 are eligible to enroll for either 24 or 52 weeks of additional treatment, representing 28 or 56 weeks of treatment in aggregate.

In September 2023, we announced positive interim results from this ongoing study regarding subjects 6 years of age and older with atopic dermatitis. A total of 657 subjects had been enrolled in INTEGUMENT-OLE at such time. After 4 weeks of treatment, subjects who achieved a vIGA-AD score of “clear” transitioned to twice weekly maintenance dosing, after which any subjects who reached a vIGA-AD score of “mild” would resume once-daily dosing. Subjects could also resume once-daily dosing if signs or symptoms were not adequately controlled with maintenance dosing despite maintaining a vIGA-AD score of “almost clear.” More than two-thirds of participants who transitioned to maintenance dosing remained on the twice weekly maintenance dosing schedule for more than half of their time in the trial.

Results from the study demonstrated long-term safety and a tolerability profile consistent with data from our INTEGUMENT-1 and -2 trials, with no new safety signals observed up to 56 weeks of treatment. Rates of TEAEs were generally consistent with INTEGUMENT-1 and -2, with 241 subjects (36.7% of subjects) experiencing any TEAE and 31 subjects (4.7% of subjects) experiencing treatment-related TEAEs. No adverse event occurred in more than 4.6% of subjects. The only adverse events occurring in >2% of subjects included COVID-19, upper respiratory tract infection, nasopharyngitis and headache, and 21 subjects (3.2% of subjects) discontinued the study due to adverse events. There were eight subjects (1.2% of subjects) with serious adverse events and no treatment-related serious adverse events.

ZORYVE cream 0.15% also performed well on secondary endpoints, including IGA success, which was defined as a vIGA-AD score of "clear" or "almost clear" plus a 2-grade improvement from baseline in INTEGUMENT-1 or -2, and EASI-75. For example, 46.1% and 51.0% of patients treated with ZORYVE cream 0.15% achieved IGA success in Week 28 and 56, respectively, compared to 41.5% and 44.6%, respectively, of patients treated with vehicle. In addition, 61.5% and 66.2% of patients treated with ZORYVE cream 0.15% achieved EASI-75 at Week 28 and 56, respectively, compared to 60.9% and 64.6%, respectively, of patients treated with vehicle.

We believe these results demonstrate the durability of treatment and the potential for improvement in patient symptoms over time.

ZORYVE Foam (ARQ-154)
We are also developing a foam formulation of topical ZORYVE for the treatment of scalp and body psoriasis and seborrheic dermatitis. ZORYVE foam contains the same highly potent and selective PDE4 inhibitor in ZORYVE cream, and is nearly identical to ZORYVE cream, with all ingredients in the foam being the same as those in the cream, other than reduced oil content and the addition of a propellant in the can to create the foam. ZORYVE foam is a light foam that has been designed to deliver the drug to the scalp while not leaving a greasy residue or disturbing hair style. The foam breaks easily upon agitation, creating a thin solution that can be rubbed easily into the scalp. Additionally, the product does not melt on the fingers prior to application. ZORYVE foam will not stain clothing or bedding and does not have an unpleasant smell. ZORYVE foam is designed for simple once-a-day application and neither burns nor stings on application.

In December 2023, we received FDA approval for ZORYVE foam for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam has been shown to provide rapid disease clearance and significant reduction in itch in clinical studies. In a pivotal Phase 3 study, 80% of individuals treated with ZORYVE foam achieved the primary efficacy endpoint of IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at Week 8. and just over 50% of individuals achieved an IGA score of clear at Week 8. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 48 hours of first application. ZORYVE foam is a once-daily steroid-free foam and the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in late January 2024.

We have successfully completed our pivotal Phase 3 study of ZORYVE foam in scalp and body psoriasis (ARRECTOR), demonstrating promising efficacy and tolerability results. We announced positive topline data in September 2022, and we plan to submit an sNDA in the second half of 2024. We believe that ZORYVE foam could offer physicians and patients a highly differentiated clinical profile that is ideally suited to address unmet needs in the topical treatment of seborrheic dermatitis and potentially scalp and body psoriasis.
Seborrheic Dermatitis
Seborrheic Dermatitis Background
Seborrheic dermatitis is a common skin disease that is estimated to occur in more than 10 million people in the United States. The disease causes red patches covered with large, greasy, flaking yellow-gray scales, and is frequently itchy. It appears most often on the scalp, face (especially on the nose, eyebrows, ears, and eyelids), upper chest, and back as depicted in the figures below. While the pathogenesis of seborrheic dermatitis is not well understood, it is an inflammatory disease of the skin distinct from atopic dermatitis and psoriasis, it shares some features such as a skin barrier defect with atopic dermatitis and some inflammatory pathways in common with psoriasis. Seborrheic dermatitis is associated with an over-abundance of Malassezia, a naturally occurring yeast found on normal skin but found in excess numbers on skin with seborrheic dermatitis where it may exacerbate the underlying skin inflammation that leads to the signs and symptoms well characterized in the disease. Seborrheic dermatitis can occur in adults, adolescents and infants, and in infants is commonly referred to as “cradle cap”.
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
We believe ZORYVE foam may present a unique dual mechanism of action to treat patients with seborrheic dermatitis. Based on clinical data to date across indications, ZORYVE has demonstrated strong anti-inflammatory properties. In addition, a recent nonclinical study demonstrated that ZORYVE foam may also possess anti-fungal effects, specifically against Malassezia, the fungus implicated in seborrheic dermatitis. Because the pathogenesis of seborrheic dermatitis potentially includes both a fungal overgrowth component and an inflammatory component, ZORYVE foam’s putative dual mechanism of action may provide symptomatic improvement for patients not achieving suitable responses from currently available therapies. In addition to the opportunity in treatment resistant patients, we believe ZORYVE foam may be an option for some patients as a first-line therapy, especially patients with involvement of the face where other therapies are contraindicated.
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
Seborrheic Dermatitis
Key Completed Trials
ARQ-154-304 (STRATUM pivotal Phase 3 Study)
The "STudy of Roflumilast foam Applied Topically for the redUction of seborrheic derMatitis" (STRATUM) was a Phase 3, parallel group, double blind, vehicle-controlled study of the safety and efficacy of ZORYVE foam 0.3% administered once-daily. A total of 457 subjects ages 9 and older with moderate to severe seborrheic dermatitis were enrolled in the study and randomized 2:1 to ZORYVE foam or vehicle. A significant percentage of patients had seborrheic dermatitis in more than one location on their body and more than half of patients had facial seborrheic dermatitis, including a subset with seborrheic dermatitis on their eyelids. The primary endpoint of the study was the proportion of subjects achieving IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at Week 8.
The study met the primary endpoint, with 79.5% of individuals treated with ZORYVE foam achieving IGA Success at Week 8, compared to 58.0% of patients treated with vehicle (P<0.0001). Improvement with ZORYVE foam was seen early, with ZORYVE separating statistically from vehicle on IGA Success at Week 2. In addition, 50.6% of patients treated with ZORYVE foam achieved an IGA score of clear at Week 8, compared to 28.2% of patients treated with vehicle (p < 0.0001). ZORYVE foam also demonstrated statistically significant improvements compared to vehicle on key secondary endpoints, including itch as measured by Worst Itch-Numerical Rating Score (WI-NRS). 62.8% of patients with a Worst Itch-Numerical Rating Score of 4 or higher at baseline treated with ZORYVE foam achieved a 4-point or greater reduction in itch at Week 8, compared to patients treated with vehicle (p = 0.0001). Individuals treated with ZORYVE foam reported a 28% improvement in itch from baseline as early as 48 hours after the first application, compared to 13% of patients treated with vehicle (p=0.0024).
ZORYVE foam was well-tolerated. The incidence of TEAEs was low and similar between active treatment and vehicle, with most TEAEs assessed as mild-to-moderate severity. There were no treatment-related serious adverse events. Overall, the most common adverse events in the study population (over 1%) included nasopharyngitis, nausea and headache.
ARQ-154-214 (Long-Term Safety)

Study ARQ-154-214 was a multi-center, open label Phase 2 long-term safety study of ZORYVE foam 0.3% applied once daily in subjects with seborrheic dermatitis. This study included subjects who were treated previously in the Phase 2 trial (ARQ-154-203), as well as subjects naive to treatment with ZORYVE foam. Periodic clinic visits assessed clinical safety, application site reactions, and disease improvement, or progression. The study demonstrated sustained durability of results for up to 52 additional weeks of treatment, as well as a favorable safety and tolerability profile consistent with earlier Phase 2 and Phase 3 studies in seborrheic dermatitis.
Scalp Psoriasis
Key Completed Trials
ARQ-154-309 (ARRECTOR pivotal Phase 3 Study)
The “A Randomized tRial Employing topiCal roflumilasT foam to treat scalp psORiasis” (ARRECTOR) study was a parallel group, double blind, vehicle-controlled pivotal Phase 3 study of the safety and efficacy of ZORYVE foam 0.3% or a matching vehicle administered once-daily in subjects with scalp and body psoriasis ages 12 and older. A total of 432 subjects were enrolled in the study and randomized 2:1 to ZORYVE foam or vehicle. The co-primary endpoints of the study were the proportion of subjects achieving scalp IGA (S-IGA) success and the proportion of subjects achieving body IGA (B-IGA) success, with IGA success on both endpoints defined as an IGA score of ‘clear’ or ‘almost clear’ plus a 2-point improvement from baseline after 8 weeks.
The study met both co-primary endpoints and all secondary endpoints. Specifically, 67.3% of individuals treated with ZORYVE foam achieved S-IGA Success at Week 8, compared to 28.1% of individuals treated with vehicle (P<0.0001), and 46.5% of individuals treated with ZORYVE foam achieved B-IGA Success at Week 8, compared to 20.8% of individuals treated with vehicle (P<0.0001). ZORYVE foam also demonstrated statistically significant improvements compared to vehicle on all secondary endpoints, including scalp itch as measured by Scalp Itch Numeric Rating Scale (SI-NRS) and overall itch as measured by Worst Itch-Numerical Rating Score (WI-NRS).
ZORYVE foam was well-tolerated, with the incidence of TEAEs low and generally similar to vehicle, with most TEAEs assessed as mild-to-moderate severity. Overall, the most common adverse events in the study population (over 2%) included headache, diarrhea, and COVID-19. In the study, 89.0% of patients who were treated with ZORYVE foam completed the full 8 weeks, and few subjects discontinued the study due to adverse events (2.5% of subjects treated with ZORYVE foam and 1.3% of the subjects in the vehicle group).
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

CD200R has been validated as a target in atopic dermatitis, with preclinical data for ARQ-234 and clinical data for a similar molecule under development by another company each providing evidence of a robust and durable therapeutic response, even after discontinuation of treatment. Ducentis completed preclinical comparisons of ARQ-234 against the clinically-validated CD200R antibody. The data compare favorably across key metrics including potency, efficacy, and pharmacokinetics and indicated potential differentiation from the clinically-validated CD200R antibody with an improved ability to modulate the CD200R pathway, a longer half-life, and a higher steady state volume of distribution. We plan to develop ARQ-234 in atopic dermatitis, where it could be a potentially highly complementary treatment option to ZORYVE cream in that indication, if approved. We believe the acquisition of this preclinical asset is a transformative opportunity for Arcutis and, in leveraging our team's deep dermatology expertise and broad biologics experience, that our leadership and operational team will enable us to rapidly move ARQ-234 into the clinic and through the development process.
ARQ-255
We are developing ARQ-255, an innovative topical formulation of ivarmacitinib, a potent and highly selective small molecule inhibitor of JAK1, for the treatment of alopecia areata. Alopecia areata is an autoimmune disorder that causes the immune system to incorrectly attack the body’s own cells, specifically the hair follicles, leading to loss of hair—usually in patches—on the scalp, face, or sometimes other areas of the body. While oral JAK inhibitors have shown symptomatic improvement in the treatment of alopecia areata and baricitinib is FDA approved for this indication, multiple topically applied JAK inhibitors have failed to demonstrate symptomatic improvement in alopecia areata. It is our belief that this discrepancy is due to the site of inflammation driving alopecia areata, deep in the skin at the base (bulb) of the hair follicle. While oral JAK inhibitor administration can achieve required levels of drug at the site of inflammation, conventional topical applications are unlikely to deliver concentrations of JAK inhibitors to the site of inflammation adequate to treat alopecia areata. We have developed a unique drug delivery technology that we refer to as Deep Dermal Drug Delivery (“4D” technology), which we believe may allow us to topically deliver sufficient concentrations of ivarmactinib deep down the hair follicle to the site of inflammation, to potentially treat alopecia areata via topical administration. Additionally, in a nonclinical study, ivarmactinib proved to be highly selective to JAK1 over JAK2. We believe that due to its high selectivity for JAK1 over JAK2, ARQ-255 has the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition. In December 2022, we announced that the first subject had been enrolled in the healthy volunteer cohort of a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata. The first subject in the alopecia areata cohort was enrolled in the second quarter of 2023.
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
We are aware of several companies that are working to develop drugs that would compete against ZORYVE or our product candidates for the treatment of psoriasis, atopic dermatitis, chronic hand eczema, vitiligo, and alopecia areata, including a potential generic version of ZORYVE cream.

For psoriasis, our primary competitors include injected biologic therapies such as Humira®, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel®, marketed by Amgen Inc.; Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc., and Sotyktu®, marketed by Bristol Myers Squibb; topical therapies such as tapinarof, marketed by Dermavant Sciences, Inc.; branded and generic versions of clobetasol, such as Clobex®, marketed by Galderma Laboratories, LP; generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies.
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation; which was approved in September 2021, and generic and branded versions of low to mid-potency steroids such as hydrocortisone or triamcinolone. In the moderate-to-severe setting, the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc; is approved, as well as the recently approved injectable biologic therapy Adbry®, marketed by LEO Pharma. Non-injectable systemic therapies RINVOQ® and CIBINQO® were also recently approved in moderate-to-severe atopic dermatitis. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with ZORYVE cream and ARQ-234, including but not limited to: topical tapinarof, under development by Dermavant Sciences, Inc., topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc. (approved as Corectim in Japan), topical PF-07038124, under development by Pfizer Inc, topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, injectable lebrikizumab, under development by Eli Lilly and Company, injectable rocatinlimab, under development by Amgen, and injectable amlitelimab, under development by Sanofi.
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

Commercial Operations
We intend to commercialize ZORYVE and our other product candidates ourselves in the United States and Canada within the dermatology specialty. In the United States, we have completed the build-out of our commercial organization, including marketing, market access, sales and marketing operations, and professional relations. We have also built our own focused specialty sales force to target dermatologists in the United States. We may seek partnerships that allow us to target other physicians, especially pediatricians, allergists, and primary care physicians in the United States, to maximize the potential of our product candidates. In Canada, we built the limited infrastructure that we believe is required to support the commercialization of our products in Canada. We may also seek other partners to help us access other geographic markets.
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
As of February 27, 2024, we own or have an exclusive license to 20 issued U.S. patents and 40 issued foreign patents, which include granted European patent rights that have been validated in various European Patent Organization (EPO) member states, and 25 pending U.S. patent applications, 136 pending foreign patent applications, including 10 applications filed under the Patent Cooperation Treaty. Of these patents and patent applications:
•Roflumilast cream & roflumilast foam: As of February 27, 2024, we own 11 issued U.S. patents, two issued European patents, four issued Canadian patents, five issued Japanese patents, one issued Chinese patent, one issued Hong Kong patent, two issued Eurasian patents, one issued Indian patent, two issued Mexican patents, one issued Korean patent, and one issued New Zealand patent. We also own 19 pending U.S. patent applications, and 70 pending foreign applications (three in Canada, six in Hong Kong, six in Japan, five in Mexico, seven in New Zealand, one in India, six in Australia, six in Europe, six in Israel, six in Brazil, seven in China, five in Korea and one in Eurasia, one in Singapore, and four under the Patent Cooperation Treaty), relating to a roflumilast cream and/or roflumilast foam. Six of our U.S. patents are listed in the FDA’s Orange Book for our roflumilast 0.3% cream product, and seven of our U.S. patents are listed in the Orange Book patents for our roflumilast 0.3% foam product. The issued U.S. patent that we have licensed from AstraZeneca claiming a composition of matter encompassing roflumilast, the active pharmaceutical ingredient in roflumilast cream and roflumilast foam, expired on January 27, 2020. Data exclusivity for oral roflumilast expired on January 23, 2021. Our issued patents relating to a roflumilast cream and/or a roflumilast foam contain claims directed to, among other things, pharmaceutical compositions comprising roflumilast and hexylene glycol, methods of making such compositions, and methods of treatment using such compositions, methods of treating a patient by topically administering compositions comprising roflumilast, diethylene glycol monoethyl ether, and an emulsifier blend comprising cetostearyl alcohol, dicetyl phosphate, and ceteth-10 phosphate, methods of treating fungal infections by administering compositions comprising roflumilast, and methods for improving treatment adherence by improving delivery and extending the plasma half-life of a roflumilast composition. These issued U.S. patents relating to roflumilast cream and roflumilast foam will expire not earlier than June 2037. We also have a method of treatment patent for roflumilast foam in the treatment of seborrheic dermatitis which expires 2041. Our pending patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, pharmaceutical compositions of roflumilast and diethylene glycol monoethyl ether, pharmaceutical compositions of roflumilast and cetostearyl alcohol, dicetyl phosphate, and ceteth-10 phosphate, methods of treatment using such compositions, methods of manufacturing such compositions, and other aspects of our roflumilast formulations, including unique pharmacokinetic aspects of topical roflumilast compositions.
•ARQ-252 & ARQ-255: As of February 27, 2024, we have an exclusive license from Hengrui to six issued U.S. patents, five issued Japanese patents, and five issued EU patents (validated in various European Patent Organisation (EPO) member states) relating to ivarmacitinib. These patents and patent applications contain claims directed towards the composition of matter of the ivarmacitinib compound and bisulfate and crystalline forms thereof, pharmaceutical compositions and treatment methods. The issued patents and pending applications, if issued, relating to ivarmacitinib will not begin to expire until December 2032. We own one issued U.S. patent and have filed four pending U.S. patent applications and 38 pending foreign patent applications (three in each of Australia, Brazil, Canada, Europe, Israel, Japan, Korea, Mexico, Singapore, and New Zealand, two in each of China and India, one in each of Indonesia, Thailand, and Vietnam, and one under the Patent Cooperation Treaty) relating to, among other things, ivarmacitinib compositions and methods of treatment using ivarmacitinib compositions. We anticipate filing additional patent applications directed towards compositions, methods and other aspects of our technology relating to ARQ-252 and ARQ-255 which we may develop in the future.
•ARQ-234 and other CD200 mutant proteins: As of February 27, 2024, we own one issued U.S. patent, one issued Australian patent, one issued Chinese patent, one issued Eurasian patent, one issued Israeli patent, one issued Indian patent, one issued Japanese patent, one issued Mexican patent, one issued South Korean patent, one issued Singapore patent, one issued South African patent, and 9 pending foreign applications (one each in Brazil, Canada, Europe, Great Britain, Hong Kong, Korea, New Zealand; and three under the Patent Cooperation Treaty), relating to ARQ-234 and other CD200 mutant proteins.
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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We also paid AstraZeneca $7.5 million upon ZORYVE cream's FDA approval in plaque psoriasis and have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will be come payable when we achieve $100 million in worldwide sales. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. We began making quarterly royalty payments in the first quarter of 2023.
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
Huadong License Agreement
In August 2023, we entered into a license agreement ("Huadong Agreement") with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. ("Huadong"), a wholly owned subsidiary of Huadong Medicine Co., Ltd., whereby Huadong received an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by us for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize and otherwise exploit ZORYVE cream and ZORYVE foam (the “Licensed Products”) for all therapeutic uses for certain dermatological indications (the “Field”) in Greater China (mainland China, Hong Kong, Macau and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (the “Territory”).

The License Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture and supply, and commercialization of the Licensed Products. Pursuant to the terms of the License Agreement, Huadong will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities related to the Licensed Products in the Field in the Territory, subject to certain of our approval and oversight rights.

Pursuant to the terms of the License Agreement, we received a net payment of $27.0 million in September 2023, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million, and may potentially receive additional payments (i) up to an aggregate amount of $24.0 million upon the achievement of certain development and regulatory milestones and (ii) up to an aggregate amount of $40.25 million upon the achievement of certain sales milestones. In addition, on a Licensed Product-by-Licensed Product and country or region-by-country or region basis, commencing from the first commercial sale of such Licensed Product in such country or region until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by us to Huadong under the License Agreement covering such Licensed Product in such country or region, (ii) the expiration of regulatory exclusivity for such Licensed Product in such country or region, or (iii) ten years after the first commercial sale of such Licensed Product in such country or region (the “Royalty Term”), we will receive low double-digit to high-teen double-digit percentage royalties on Huadong’s, its affiliates’ and sublicensees’ total net sales, subject to certain royalty reductions.

The term of the License Agreement continues until, on a Licensed Product-by-Licensed Product and country or region-by-country or region basis, the expiration of the Royalty Term. The License Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Huadong may terminate the License Agreement at-will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, we may terminate the License Agreement in its entirety if Huadong, its affiliate or sublicensee contests or assists a third party in contesting the scope, validity or enforceability of any patent or patent application licensed by us to Huadong. We may also terminate the License Agreement if Huadong (a) is convicted in a final and non-appealable judgment of a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations or (b) any director, officer, employee, agent, affiliate, sublicensee or subcontractor of Huadong is convicted in a final and non-appealable judgment of a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations in relation to the performance of the License Agreement or, subject to the terms of the License Agreement, if Huadong, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Licensed Product in the Territory for a certain period of time.

See Note 6 to the consolidated financial statements.

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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
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

Hatch-Waxman Exclusivity
The Hatch-Waxman Act establishes a period of non-patent data exclusivity for certain approved drug products during which the FDA cannot accept for review an ANDA or 505(b)(2) NDA that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon NDA approval of a drug containing a new chemical entity, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another applicant that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
The Hatch-Waxman Act also provides three years of non-patent exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval.
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
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any products we may develop.
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Additionally, health reform initiatives may arise in the future, particularly as a result of the 2024 presidential election.
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
Human Capital Resources and Employees
As of December 31, 2023, we had 296 full-time employees. Of these full-time employees, three have an M.D., four have been Nurse Practitioners or Physician Assistants, and 8% have a PhD or Pharm. D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements
We are a commercial-stage biopharmaceutical company with a limited operating history and two products approved for commercial sale. We have incurred significant losses since our inception and expect to continue to incur losses, which, together with our limited operating history, makes it difficult to assess our future viability. Our ability to comply with our minimum financing covenant raises substantial doubt about our financial viability and as to whether we will be able to continue as a going concern.
We are a commercial~~-~~stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have a limited operating history upon which you can evaluate our business and prospects, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. Our operations to date include organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements, undertaking various research and nonclinical studies, conducting clinical trials, establishing manufacturing and supply operations, and preparing for and launching commercialization activities for psoriasis, seborrheic dermatitis, and potentially atopic dermatitis later this year.
We have incurred losses in each year since our inception in June 2016. Our net loss for the year ended December 31, 2023 was approximately $262.1 million. As of December 31, 2023, we had an accumulated deficit of $981.9 million. We commercially launched our first product, ZORYVE cream, in August 2022 and launched our second product, ZORYVE foam, in late January 2024. We expect to continue to incur losses until our revenue from product sales of ZORYVE and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. We will continue to incur significant research and development and other expenses related to our ongoing operations, our commercialization efforts, and the development of our product candidates. Our prior losses, combined with anticipated future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives. We are in the process of transitioning from a company with a focus on drug development to a company capable of supporting commercialization in the United States and Canada. We may not be successful in this transition.

On November 1, 2023, we entered into an amendment to the Loan Agreement with SLR. Pursuant to the amendment, we agreed to an additional minimum financing covenant that requires that the Company raise $31.0 million in net cash proceeds by April 1, 2024. To date, we have raised $5.3 million and we are not in compliance with the minimum financing covenant. If we do not comply with the covenant, there would be an event of default under Loan Agreement and our debt could be accelerated. We intend to raise additional capital through (a) the sale or issuance of equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. However, as our ability to raise any such additional capital is based in part on factors that are outside of our control, we cannot provide any assurance that we will be successful in raising such additional capital on commercially reasonable terms or at all. This uncertainty as to our ability to comply with the minimum financing covenant indicate that we may be unable to continue as a going concern. Our auditor’s report on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph that we may be unable to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

There can be no assurance that additional financing will be available or will be available on commercially reasonable terms. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could materially adversely affect our stock price and our ability to raise new capital or enter into business development or collaboration agreements.
Due to the recently initiated commercialization of ZORYVE cream and foam, and our continued development of our pipeline of product candidates through clinical trials, our capital requirements are difficult to predict and may change. We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations, or commercialization efforts.
We expect to continue to expend substantial resources in connection with our commercialization efforts, the development of our current product candidates, the maintenance and expansion of our business operations and capabilities, and the development or acquisition of additional product candidates. These expenditures will include costs associated with marketing and selling any products approved for sale, including ZORYVE, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing dermatology assets consistent with our core strategy, and other unanticipated costs. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates. Similarly, due to the complexities of our recent transition to a commercial-stage company, it is challenging to estimate the actual amounts necessary to successfully commercialize any products approved for sale. Our operating expenses and capital requirements are difficult to predict, depend on many factors and are affected by, and are subject to assumptions regarding, among others:
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
•suspensions or delays in enrollment of our ongoing and future clinical trials, issues with data collection, or changes to the number of subjects we decide to enroll in our clinical trials, including as a result of competing trials or otherwise;

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
As of December 31, 2023, we had capital resources consisting of cash, cash equivalents, and marketable securities of $271.9 million. In addition, as of December 31, 2023, we had $200.0 million outstanding under our loan and security agreement, or the Loan Agreement, with SLR Investment Corp., or SLR, and the lenders party thereto. If our capital resources are insufficient to satisfy our requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•delays in the commencement, enrollment, and the timing of clinical testing for our product candidates, in light of competing trials or otherwise;
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
•our ability to obtain funding to develop our products and product candidates and operate our business;
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
•costs related to and outcomes of potential litigation, potential government investigations, or other disputes;
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
The terms of our loan and security agreement require us to meet certain operating and financial covenants, including a minimum financing covenant, and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
As of December 31, 2023, we had $200.0 million outstanding under our Loan Agreement. On November 1, 2023, we entered into an amendment to the Loan Agreement, pursuant to which the terms were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The amended Loan Agreement provides for term loans to us in an aggregate principal amount of up to $200.0 million, which amount was fully drawn as of December 31, 2023. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
The Loan Agreement contains a number of representations and warranties and affirmative and restrictive covenants, including financial covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. The Loan Agreement includes a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate minimum net product revenue for applicable measuring periods. Pursuant to the amendment to the Loan Agreement, this financial covenant requires us to generate a minimum net product revenue equal to 75% of our projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Failure to deliver such annual plan on or before December 15 of the prior year will result in an event of default. In addition, pursuant to the amendment to the Loan Agreement, we agreed to a minimum financing covenant to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (i) the sale or issuance of equity interests, (ii) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (iii) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. To date, we have raised $5.3 million towards such minimum financing covenant and, as a result, we have not yet complied with the minimum financing covenant. If we do not comply with the covenant, there would be an event of default under Loan Agreement and our debt could be accelerated. We may not be able to raise such amounts and there can be no assurance that additional financing will be available or will be available on commercially reasonable terms.
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
Beginning with the quarter ended June 30, 2023, we re-qualified as a smaller reporting company. We are therefore entitled to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company [with annual revenue of less than $100 million for the year ended December 31, 2023], we qualify as a non-accelerated filer and thus are exempt from the requirement to obtain an auditor attestation on the effectiveness of our internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company and/or a non-accelerated filer may make it harder for investors to analyze our results of operations and financial prospects.
Changes in corporate governance policies and practices may impact our business.
As a public company, we are subject to corporate governance, public disclosure and compliance practices, which continue to evolve based upon continuing legislative action, SEC rulemaking, stockholder activism and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity matters and requiring public companies to adopt more stringent executive compensation clawback policies.
Risks Related to Development and Commercialization
We have limited experience as a commercial company and the sales, marketing, and distribution of ZORYVE or any future approved products may be unsuccessful or less successful than anticipated.
We recently began commercializing our first products, ZORYVE cream and foam, in the United States. As a company, we had no prior experience commercializing a product. The success of our commercialization efforts for ZORYVE and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.
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
We currently have two products approved for commercial sale, ZORYVE cream, which is a potent PDE4 inhibitor topical cream that was approved by the FDA on July 29, 2022 for the treatment of plaque psoriasis, including intertriginous areas, in patients 12 years of age and older (subsequently expanded to patients 6 years of age and older), and ZORYVE foam, which is a potent PDE4 inhibitor topical foam that was approved by the FDA on December 15 , 2023 for the treatment of seborrheic dermatitis in individuals aged 9 years and older. Our product candidate portfolio includes ZORYVE cream to treat atopic dermatitis, and ZORYVE foam for the treatment of scalp and body psoriasis, ARQ-255, a potent and highly selective topical JAK1 inhibitor under development for the treatment of alopecia areata, ARQ-252, an alternative formulation of our topical JAK1 inhibitor under development for the treatment of chronic hand eczema and vitiligo, and ARQ-234, a CD200R fusion protein for the treatment of moderate-to-severe atopic dermatitis. We currently do not have drug discovery efforts, and we have no intention to develop a drug discovery capability. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful commercialization of ZORYVE and the successful development, regulatory approval, and commercialization of other product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with limited reliance on Australia, the Caribbean, and the European Union for clinical trials subjects. We currently anticipate seeking additional regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may develop, acquire, or in-license. The commercial success of ZORYVE and the clinical and commercial success of other product candidates will depend on a number of factors, including the following:
•timely completion of our nonclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate, including as a result of competitive trials, and will depend substantially upon the performance of third-party contractors;
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
•the willingness of patients to pay out-of-pocket in the absence of health insurance coverage or sufficient reimbursement; and
•utilization controls imposed by third-party payers, such as prior authorizations and step edits.
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
We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•clinical site closures, delays to patient enrollment, subjects discontinuing treatment or follow-up visits, issues with data collection, or changes to trial protocols as a result of competing trials or otherwise;
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

In addition, we could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.
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
We may be unable to obtain regulatory approval for an expansion of our product labels or approval of our product candidates under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of additional indications or our product candidates and adversely impact our potential to generate revenue, our business, and our results of operations.
To gain approval to expand the label of our products or market our product candidates, we must provide the FDA and foreign regulatory authorities with nonclinical and clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. Product development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our nonclinical and clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
There is significant regulatory risk involving our products and product candidates, and we cannot provide assurance that any of our products will gain expanded labels or that our product candidates will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market expanded indications of our products or any product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the EU.
The FDA or any foreign regulatory authorities can delay, limit, or deny approval of expanded labels for our products or our product candidates for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates is safe and effective for the requested indication;
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct, or implementation of our clinical trials;
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

•the FDA or other relevant foreign regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of any product or product candidate, or may require that we conduct additional studies;
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
Certain of our primary and secondary endpoints in our clinical trials, including our already completed and planned clinical trials in atopic dermatitis, vitiligo, chronic hand eczema and scalp and body psoriasis involve subjective assessments by physician and subjects, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires subjects to report pruritus (itching) as measured by the WI-NRS and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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
Further, different results may be achieved depending upon the characteristics of the population enrolled in our studies and which analysis population is used to analyze results. For example, the primary endpoint in a number of our clinical trials, including our Phase 3 clinical trials of ZORYVE cream in plaque psoriasis and atopic dermatitis and our Phase 3 clinical trials of ZORYVE foam in seborrheic dermatitis and scalp and body psoriasis, was or is based on the percentage of subjects achieving a score of “clear” or “almost clear” plus at least a 2-grade improvement from baseline on the 5 point IGA scale, referred to as IGA Success. Success in our clinical trials with these or similar endpoints, requires the enrollment of subjects with conditions that are severe enough to facilitate a 2-grade improvement in the IGA scale, but not so severe that they cannot achieve a “clear” or “almost clear” in IGA score in light of the severity of their disease. It is therefore possible that we enroll subjects with conditions so severe that they do not or are unable to realize an IGA of 0 (clear) or 1 (almost clear) during the period covered by the clinical trial. There can be no guarantee that clinical trials will produce the same statistically significant results in IGA Success, which may serve as the primary endpoint, as prior clinical trials, and there can be no guarantee that the characteristics of the population enrolled in any clinical trial does not adversely impact the results reported for such trial, any of which could have an adverse effect on our ability to secure regulatory approval for our product candidates.
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
As a company, we have obtained marketing approval for only two products and we may be unable to successfully obtain marketing approval in a timely manner, or at all, for any of our other product candidates.
Obtaining marketing approval or an additional indication for a product candidate is a complicated process. As a company, we have obtained approval for ZORYVE cream for the topical treatment of plaque psoriasis in the U.S. and Canada, as well as approval for ZORYVE foam in the U.S.. Due to the complexities of the marketing approval process, this process and the related activities may require more time and/or cost more than we anticipate, and we may be unable to successfully complete such process and related activities for any of our product candidates. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to file for substantive review any NDAs or sNDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept for filing or approve any applications for our product candidates, it may require that we conduct additional clinical, nonclinical, or manufacturing validation studies and submit that data before it will reconsider such applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA, sNDA or any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDAs or sNDAs that we may submit. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
We may choose not to continue developing or commercializing ZORYVE or any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for ZORYVE, and our product candidates.
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
If we seek to market products in countries other than the United States or Canada, we will need to comply with the regulations of each country in which we seek to market our products.
No product or product candidate is currently approved for sale by any government authority in any jurisdiction other than the United States and Canada. If we fail to comply with regulatory requirements in any market we decide to enter, or to obtain and maintain required approvals, or if regulatory approvals in the relevant markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Marketing approval in one jurisdiction, such as in the United States or Canada, does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the regulatory process in others. Failure to obtain a marketing approval in countries in which we seek to market our products or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for any of our products.
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
For example, we paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product (as defined below). In addition, we paid AstraZeneca $7.5 million in August 2022 upon FDA approval to commercialize ZORYVE cream in the United States. We are required to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
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
In addition, pursuant to the share purchase agreement with Ducentis, we agreed to make certain contingent payments, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. We estimate that these contingent payments may be up to an aggregate of approximately $400 million, although the actual amount may differ depending on whether the applicable milestones are achieved. In addition, if applicable, we will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of December 31, 2023, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying consolidated financial statements with respect to these contingent payments.
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
We are aware of several companies that are working to develop drugs that would compete against ZORYVE or our product candidates for the treatment of psoriasis, atopic dermatitis, chronic hand eczema, vitiligo, and alopecia areata, including a potential generic version of ZORYVE cream.
For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc.; Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc., and Sotyktu, marketed by Bristol Myers Squibb; topical therapies such as tapinarof, marketed by Dermavant Sciences, Inc.; branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP; generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies.
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation; which was approved in September 2021, and generic and branded versions of low to mid-potency steroids such as hydrocortisone or triamcinolone. In the moderate-to-severe setting, the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc; is approved, as well as the recently approved injectable biologic therapy Adbry, marketed by LEO Pharma. Non-injectable systemic therapies RINVOQ and CIBINQO were also recently approved in moderate-to-severe atopic dermatitis. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with ZORYVE cream and ARQ-234, including but not limited to: topical tapinarof, under development by Dermavant Sciences, Inc., topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc. (approved as Corectim in Japan), topical PF-07038124, under development by Pfizer Inc, topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, injectable lebrikizumab, under development by Eli Lilly and Company, injectable rocatinlimab, under development by Amgen, and injectable amlitelimab, under development by Sanofi.
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
The availability of our competitors’ products could limit the demand and the price we are able to charge as well as the reimbursement and quality of coverage for ZORYVE or any product candidate we develop. The inability to compete with existing or subsequently introduced drugs or OTC treatments would have an adverse impact on our business, financial condition, and prospects. Furthermore, upon the expiration or loss of any patent protection for any of our approved products, or upon the “at-risk” launch, despite pending patent infringement litigation against the generic product or its equivalent, by a generic competitor of a generic version of any of our approved products, which may be sold at significantly lower prices than our products, we could lose a significant portion of sales of that product in a short period of time, which would adversely affect our business, financial condition, operating results and prospects.

Risks Related to Our Business and Operations
We may need to increase the size of our organization, and we may experience difficulties in executing our growth strategy, managing any growth, and retaining talent.
As of December 31, 2023, we had 296 full-time employees. In order to effectively execute our growth strategy, we may need to identify, recruit, retain, incentivize, and integrate additional employees in order to expand our ability to:
•drive adoption, demand and reimbursement for ZORYVE and any future products and indications approved for marketing;
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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could undermine the credibility of our operating results, harm investors’ views of us and, as a result, the value of our common stock.
We are subject to Section 404 of the Sarbanes-Oxley Act, which generally requires a company’s management to report upon the effectiveness of internal control over financial reporting and an independent registered public accounting firm to attest to the effectiveness of internal control over financial reporting in annual reports on Form 10-K. Pursuant to Section 404(a), we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. However, because we re-qualified as a smaller reporting company and are a non-accelerated filer, we are no longer required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission, and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants, and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. While our controls and procedures help enable us to protect from or respond to cybersecurity threats, there can be no assurance that these controls and procedures will be adequate to protect us from any cyber incident. The threats are always evolving and, in the future, our existing controls and procedures may become inadequate and may require additional resources or enhanced systems.
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices and employees and contractors working from home and/or remote locations that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. While we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. Further, while we maintain liability coverage, we cannot be certain that our coverage is adequate for all material incidents or losses incurred. If such an event were to occur, it could result in a material disruption of our product development programs and commercial operations. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition. Further, our existing insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal, and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect in January 2023, and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Furthermore, in July 2023, the SEC adopted new cybersecurity disclosure rules, aimed at enhancing and standardizing disclosures made by public companies regarding cybersecurity risk management, strategy, governance and incident reporting.
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
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, as well as export and import controls, customs, and economic and trade sanctions laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery or anti-corruption laws, regulations and rules in the United States and other countries in which we and our partners operate. These laws generally prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Certain laws also prohibit soliciting or receiving bribes or improper payments. In many foreign countries, including countries in which we or our partners may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. As our business expands and we engage with international partners through collaboration, licensing and other agreements, the applicability of the FCPA and other anti-bribery laws to our operations, and the potential risk of violations of such laws, will increase. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, financial condition, and results of operations.
Our employees, contractors, and agents, and companies to which we outsource or license certain activities, may take actions in violation of our internal policies or applicable law. Any such violation could have an adverse effect on our reputation, business, results of operations, and prospects. Further, any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, any of which could have a materially adverse effect on our reputation, business, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

In addition, we may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our approved products, or our failure to obtain any required import or export authorization for our approved products, when applicable, could harm our business and adversely affect our growth. We could be subject to future enforcement action with respect to compliance with governmental export and import controls, customs laws, and economic and trade sanctions laws, and such enforcement could result in penalties, costs, and restrictions on export privileges that could have an adverse effect on our business, reputation, financial condition, and results of operations.

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
If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of ZORYVE or our product candidates.
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
Due to legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our and our licensor’s ability to obtain, maintain, and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under our existing patents or any patents we might obtain or license may not cover ZORYVE or our product candidates, or may not provide us with sufficient protection for ZORYVE or our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. For example, even if patent protection for our product candidates is successfully obtained, we may face competition from generic or biosimilar medications once the patent has expired. Manufacturers of generic or biosimilar drugs may also challenge the scope, validity, or enforceability of the patents to which we have right in court or before a patent office, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively. On February 14, 2024, we received a Paragraph IV Notice Letter advising that Padagis Israel Pharmaceuticals Ltd. ("Padagis") had submitted an ANDA to the FDA seeking authorization to manufacture, use, sell, and import a generic version of ZORYVE cream. Padagis' Paragraph IV certification stated that our patents listed in the FDA's Orange Book will not be infringed by Padagis’ proposed product, are invalid and/or are unenforceable. We will file suit against Padagis as appropriate, which would trigger the automatic 30-month stay of FDA approval of the ANDA. We plan to vigorously defend our extensive intellectual property rights in ZORYVE.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. In addition to potentially being open to competition from generic versions without patent protection for ZORYVE or our product candidates, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to ZORYVE with claims directed to, among other things, formulating roflumilast in combination with hexylene glycol and a method of treatment with a topical roflumilast formulation with an extended half-life are currently projected to expire in mid-2037, our method of treatment patent specifically for roflumilast foam in the treatment of seborrheic dermatitis is currently projected to expire in 2041, and the issued U.S. patents which we have exclusive rights to from Hengrui as a result of the exercise of our exclusive option with Hengrui in December 2019 for the amount of $1.5 million cash, related to the composition of matter of the active ingredient in ARQ-252 and ARQ-255 (or bisulfate or crystal forms thereof) are currently projected to expire between December 19, 2032 and October 15, 2035 unless a PTE is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants, and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers, and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of ZORYVE cream, ZORYVE foam, ARQ-252, ARQ-255, ARQ-234, or any other product candidates.
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our exploitation of ZORYVE cream, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing ZORYVE cream, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of ZORYVE cream, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234.
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
The validity, scope, and enforceability of any patents listed in the Orange Book that cover ZORYVE cream, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234 can be challenged by competitors.
One or more third parties may challenge the patents covering ZORYVE cream or ZORYVE foam, or if approved by the FDA, ZORYVE cream for atopic dermatitis, ZORYVE foam for scalp and body psoriasis, ARQ-252, or ARQ-255, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third-party files an abbreviated NDA, or ANDA, for a generic drug bioequivalent to ZORYVE cream, ZORYVE foam, ARQ-252, or ARQ-255, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA Approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with ZORYVE or our product candidates.

On February 14, 2024, we received a Paragraph IV Notice Letter advising that Padagis had submitted an ANDA to the FDA seeking authorization to manufacture, use, sell, and import a generic version of ZORYVE cream. Padagis' Paragraph IV certification stated that our patents listed in the Orange Book will not be infringed by Padagis’ proposed product, are invalid and/or are unenforceable. We will file suit against Padagis as appropriate, which would trigger the automatic 30-month stay of FDA approval of the ANDA. We plan to vigorously defend our extensive intellectual property rights in ZORYVE.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term of ZORYVE or our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, ZORYVE, other product candidates, and our target indications. Our issued U.S. patents, with claims directed to roflumilast formulations with reduced crystal growth, encompassing ZORYVE and a method of treatment with a topical roflumilast formulation with an extended half-life are currently projected to expire in mid-2037. We also have a method of treatment patent specifically for roflumilast foam in the treatment of seborrheic dermatitis which expires 2041. Certain issued U.S. patents that we have licensed from Hengrui relating to, among other things, treatment of several diseases or disorders, including various cancers, allograft rejection, graft versus host disease, rheumatoid arthritis, atopic dermatitis, and psoriasis with ivarmacitinib, or bisulfate and crystal forms thereof, are currently projected to expire beginning in December 2032. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
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
Filing, prosecuting, and defending patents on product candidates, including all of the licensed rights under our exclusive supply and license agreements with AstraZeneca and Hengrui, in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries, including China and certain other developing countries, do not protect intellectual property rights, particularly those relating to biotechnology, to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
Any regulatory approvals or other marketing authorizations we have or will obtain, including for ZORYVE or our product candidates that obtain approval in the future, may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our products and product candidates, such as ZORYVE, ARQ-252, ARQ-255 and ARQ-234, which could include requirements for a medication guide, physician communication plans, or additional elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for ZORYVE, and if approved, our other product candidates, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with ZORYVE or our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of ZORYVE or our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters, or untitled letters or holds on clinical trials;
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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus may lead to other inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States, including in Canada, the Caribbean, Australia and Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-

site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
Recently enacted and future legislation may increase the difficulty and cost for us to commercialize ZORYVE and to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers that will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025; and the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

The cost of prescription pharmaceuticals in the United States has long been the subject of considerable discussion in Congress and among policymakers. Recently, there have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it may be significant.
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

The FDA and other foreign regulatory authorities strictly regulate the marketing of and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other foreign regulatory authorities as consistent with the product’s approved labeling. Any regulatory approval that the FDA or a foreign regulatory authority grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective. For example, the FDA-approved label for ZORYVE cream is limited to the topical treatment of plaque psoriasis, including intertriginous areas, in patients 6 years of age and older, and we are not permitted to promote ZORYVE cream for any other uses, unless and until such uses are approved.

In addition, although we believe ZORYVE and our product candidates may exhibit a lower risk of side effects or more favorable tolerability profile or better symptomatic improvement than other products for the indications we are studying, without head-to-head data, we will be unable to make comparative claims for ZORYVE or our product candidates, if approved. If we are found to have promoted ZORYVE or any of our product candidates, if approved, for off-label uses, we may become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our brand and reputation could be damaged. The FDA has also previously requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use or in a manner inconsistent with approved labeling, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use or promotion inconsistent with the label, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

We cannot, however, prevent a physician from using ZORYVE or our product candidates in ways that fall outside the scope of the approved indications, as he or she may deem appropriate in his or her medical judgment. Physicians and patients may also misuse ZORYVE or our product candidates or use improper techniques, which may lead to adverse results, side effects or injury and, potentially, subsequent product liability claims. Furthermore, the use of ZORYVE or our product candidates for indications other than those approved by the FDA and/or other regulatory authorities may not effectively treat such conditions, which could harm our brand and reputation among both physicians and patients.
Risks Related to Our Common Stock
Raising additional funds by issuing securities may cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
If our available cash and marketable securities balances, amounts available under the Loan Agreement and anticipated future cash flows from operations are insufficient to satisfy our liquidity requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of a common stockholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our current Loan Agreement prohibits us from incurring certain additional indebtedness without the consent of our lender and restricts our ability to pay dividends.
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
In January 2024, we amended and restated our sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, to reset the shares available for sale, from time to time, through our at-the-market equity offering program to such number of shares as would generate aggregate gross sales proceeds of up to $100.0 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. In addition, we have an employment inducement incentive plan providing for an aggregate of 2.8 million shares of common stock to be issued pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. We plan to register all of the shares under the employment inducement incentive plan. Once we register the shares described in the paragraph above, such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth and pay our loan. In addition, the terms of our Loan Agreement restrict our ability to pay dividends to limited circumstances. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

General Risk Factors
Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by global or regional economic, political and health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty), conflicts, trade disputes between nations and the current and future conditions in the global financial markets. For example, if inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases to purchasers of our approved product. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease, and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of our facilities and the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales.

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

•market conditions or trends in our industry or the economy as a whole, including as a result of market volatility related to global health concerns;
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
Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Todd Franklin Watanabe, our Chief Financial Officer, John Smither, our Chief Technical Officer, Bethany Dudek, Ph.D, our Chief Medical Officer, Patrick Burnett, M.D., Ph.D, and our Chief Commercial Officer, L. Todd Edwards. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
If a natural disaster, power outage or other event occurred, including an epidemic, pandemic or contagious disease outbreak that disrupted operations, we may experience difficulties in operating our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives at least quarterly reports from our Chief Digital & Technology Officer and internal security staff on developments in our information technology infrastructure and cybersecurity program. This includes updates, as appropriate, on key information technology initiatives, new and existing cybersecurity risks, and how management is managing risks. In addition, the Chief Digital & Technology Officer updates the Audit Committee, as necessary, regarding any material cybersecurity incidents per our established severity and response framework, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program and an annual report from management on our cybersecurity risks.

Our security technology team, led by the Head of Core Technology & Security (“Head of CT&S”), is responsible for managing and directing day-to-day assessment and management of materials risks from cybersecurity threats, including oversight of our cybersecurity tools, controls and strategies to protect organization assets, networks and data. The Head of CT&S reports to our Chief Digital and Technology Officer. The Head of CT&S has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. He is an ISACA certified security manager and has over 20 years of experience in information technology, with over 10 years specifically focused on cybersecurity risk management.

Our management supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
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
Holders
As of February 21, 2024, there were approximately 71 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, or the Proxy Statement.
Item 6. RESERVED

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
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development and commercialization. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream"), in August 2022 after obtaining our initial U.S. Food and Drug Administration ("FDA") approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream for the treatment of plaque psoriasis in individuals 12 years or age or older. ZORYVE cream is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (“PDE4”) inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions.

We have made significant progress in driving access and coverage of ZORYVE cream since launch. Weekly prescriptions have continued to increase since launch, with approximately 165,000 prescriptions written as of February 16, 2024. We believe this growth is due to our ability to drive prescriber awareness and use, patient engagement and positive experience with ZORYVE cream, and our efforts to establish broad, high-quality access for ZORYVE cream. For example, we established access through three large pharmacy benefit managers in the United States within 12 months of launch. We estimate that more than 10,700 unique prescribers have prescribed ZORYVE cream since launch. We estimate that approximately one third of our prescriptions are currently refill prescriptions, and we experienced significant growth in refill prescriptions in the second half of 2023 following our early commercialization efforts and patient engagement. Market research points to an increasing preference among dermatologists to prescribe ZORYVE cream as a topical treatment of plaque psoriasis, and transitions from topical corticosteroids have been the largest source of new prescriptions for ZORYVE cream since launch. With respect to commercial payers, we have engaged multiple key insurers and estimate that insurance coverage for ZORYVE cream is available to approximately 132 million commercially covered lives in the United States. We anticipate that we will be able to obtain Medicare and Medicaid coverage for ZORYVE as early as 2024.

In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% ("ZORYVE foam") for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam has been shown to provide rapid disease clearance and significant reduction in itch in clinical trials. In a pivotal Phase 3 study, 80% of individuals treated with ZORYVE foam achieved the primary efficacy endpoint of IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at Week 8 and just over 50% of individuals achieved an IGA score of clear at Week 8. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 48 hours of first application. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in late January 2024, and as of February 16, 2024, 7,000 prescriptions have been written since launch. Seborrheic dermatitis is estimated to occur in as many as 10 million people in the United States, and is associated with a substantial psychosocial burden for those suffering from the disease.

In addition to the approval of ZORYVE cream for plaque psoriasis and ZORYVE foam for seborrheic dermatitis (collectively, "ZORYVE"), we are also developing ZORYVE cream for the treatment of atopic dermatitis. In atopic dermatitis, we have successfully completed three pivotal Phase 3 clinical trials: INTEGUMENT-1 and -2 enrolled subjects 6 years of age or older and INTEGUMENT-PED enrolled subjects between the ages of 2 and 5 years. We are also conducting INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in individuals 6 years of age or older and roflumilast cream 0.05% in subjects between the ages 2 and 5 years. In the fourth quarter of 2022, we announced positive topline data from both INTEGUMENT-1 and -2 in atopic dermatitis, and in September 2023 we announced positive topline data from INTEGUMENT-PED and positive interim results from INTEGUMENT-OLE. In September 2023, we submitted a supplemental new drug application (“sNDA”) for ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, which was accepted by the FDA and assigned a Prescription Drug User Fee Act ("PDUFA") target action date of July 7, 2024. Based on the positive results from the INTEGUMENT-PED study in September 2023, we expect to submit a subsequent sNDA for topical ZORYVE cream 0.05% for children ages 2 to 5 years of age if our current sNDA for ZORYVE cream 0.15% is approved for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older.

Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our pivotal Phase 3 clinical trial. We announced positive topline data in September 2022, and we plan to submit an sNDA in the second half of 2024.

Beyond ZORYVE, we are developing ARQ-255, a deep-penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 ("JAK1") inhibitor, designed to preferentially deliver the drug deep into the hair follicle, the site of inflammation in alopecia areata, in order to potentially develop the first topical treatment for this disease. In December 2022, we announced that the first subject had been enrolled in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata. The first subject in the alopecia areata cohort enrolled in the second quarter of 2023.

In September 2022, we acquired Ducentis BioTherapeutics LTD ("Ducentis") and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). Currently in the preclinical stage, we plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a potentially highly complementary biologic treatment option to ZORYVE cream in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well.
We have incurred net losses in each year since inception, including net losses of $262.1 million, $311.5 million and $206.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $981.9 million and cash, cash equivalents, restricted cash and marketable securities of $272.8 million. As of December 31, 2023, we had $200.0 million outstanding under the Loan Agreement.
We expect to continue to incur losses and significant expenses as we commercialize ZORYVE cream in psoriasis and ZORYVE foam in seborrheic dermatitis, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions, and commercialization. We expect to incur significant and prioritized commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE cream and foam, while we focus our clinical development spend on ARQ-234, ARQ-255, and ZORYVE label extensions, if we obtain regulatory approval for them. If our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the consolidated financial statements for additional information.

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
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA approved product, ZORYVE cream, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. We will continue to evaluate trends related to revenue for ZORYVE. Additionally, if our development efforts for our other product candidates and ZORYVE label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from product sales.
Other Revenue
Other revenue relates primarily to the Huadong Agreement. See Note 6 to the consolidated financial statements for additional information.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE cream, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Our cost of sales will reflect a lower average per unit cost of materials until inventory that was previously expensed is sold, which is expected to occur over the next two years. As of December 31, 2023 and December 31, 2022, the value of this inventory, mostly at the raw materials stage, was approximately $8.7 million and $14.1 million, respectively.
Operating Expenses
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, nonclinical testing, and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation, and travel for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis (topical roflumilast program, topical JAK inhibitor program, and early-stage programs). Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocable on a program specific basis.
We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the pediatric and open label extension Phase 3 trials of ZORYVE cream for atopic dermatitis, phase 1 ARQ-255 study for alopecia areata, and early development of ARQ-234 for atopic dermatitis.

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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of ZORYVE cream, ZORYVE foam, ARQ-255, and ARQ-234 or any other product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE cream. Other selling, general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax, and general legal services. We expect our selling, general and administrative expenses to continue to increase in the future as we continue to commercialize ZORYVE and potentially other product candidates, and support our operations, including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense is related to interest incurred on our long term debt.
Provision for Income Taxes
Provision for income taxes is primarily due to foreign withholding taxes on the up-front payment received in connection with the Huadong Agreement. See Note 6 and Note 11 to the consolidated financial statements for additional information.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Product revenue, net	$29,186	$3,686	$25,500	692%
Other revenue	30,420	—	$30,420	*
Total revenues	59,606	3,686	55,920	1517%

Operating expenses:
Cost of sales	4,987	754	4,233	561%
Research and development	110,575	182,435	(71,860)	(39)%
Selling, general and administrative	185,145	122,124	63,021	52%
Total operating expenses	300,707	305,313	(4,606)	(2)%
Loss from operations	(241,101)	(301,627)	60,526	(20)%

Other income (expense):
Other income, net	11,786	5,821	5,965	102%
Interest expense	(29,712)	(15,652)	(14,060)	90%

Loss before income taxes	(259,027)	(311,458)	52,431	(17)%

Provision for income taxes	3,113	—	3,113	*

Net loss	$(262,140)	$(311,458)	$49,318	(16)%
______________
*Not applicable
Product revenue, net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream in August 2022, and Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE cream in June 2023. Net product revenue increased by $25.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in revenue was primarily driven by end customer demand.
Other revenue
Other revenue is a result of license revenues received in connection with the Huadong Agreement. See Note 6 to the consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $4.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was related primarily to additional ZORYVE cream product costs incurred. Prior to the date on which the initial regulatory approval was received, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next two years.

Research and Development Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$35,607	$83,030	$(47,423)	(57)%
Topical JAK inhibitor program	3,334	4,461	(1,127)	(25)%
Other early stage programs	5,681	1,128	4,553	404%
In-process research and development	—	29,720	(29,720)	(100)%
Indirect costs:
Compensation and personnel-related	44,613	41,396	3,217	8%
Other	21,340	22,700	(1,360)	(6)%
Total research and development expense	$110,575	$182,435	$(71,860)	(39)%
______________
*Not applicable
Research and development expenses decreased by $71.9 million, or 39%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due the completion of Phase 3 studies of ZORYVE cream in atopic dermatitis and ZORYVE foam in seborrheic dermatitis and scalp and body psoriasis, as well as the IPR&D expense as a result of the acquisition of ARQ-234 from Ducentis in the third quarter of 2022. Additionally, manufacturing costs recorded as research and development expenses decreased as we began capitalizing such costs to inventory upon FDA approval of ZORYVE cream in July 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $63.0 million, or 52%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in compensation and personnel related expenses of $29.4 million, an increase in sales and marketing expenses of $24.8 million and an increase in professional services of $5.6 million. These increases were primarily due to our commercialization efforts, including the hiring of our full sales force for ZORYVE cream.
Other Income, Net
Other income, net increased by $6.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the impact of higher interest rates, partially offset by a lower marketable securities balance.
Interest Expense
Interest expense increased by $14.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to an increase in our average long-term debt balance and the impact of higher interest rates. See Note 8 to the consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense of $3.1 million for the year ended December 31, 2023 was primarily due to foreign withholding taxes on the up-front payment received in connection with the Huadong Agreement. See Note 6 and Note 11 to the consolidated financial statements for additional information.
Comparison of the Years Ended December 31, 2022 and 2021
For a discussion of the year ended December 31, 2022 compared to the year ended December 31,
2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity, Capital Resources and Requirements
Our primary sources of capital have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, and October 2023, our Loan

Agreement, our ATM, and revenue from the sale of ZORYVE cream. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of December 31, 2023 and 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $272.8 million and $410.8 million, respectively, and an accumulated deficit of $981.9 million and $719.8 million, respectively. We maintain cash balances with financial institutions in excess of insured limits. In September 2023, we received an upfront net payment of $27.0 million related to the Huadong Agreement. See Note 6 to the consolidated financial statements for additional information. In October 2023, we completed a public offering of shares of our common stock and prefunded warrants to purchase shares of our common stock, and received net proceeds of $93.6 million. Additionally, in November 2023, we received $2.2 million net proceeds due to the underwriters exercising their option to purchase additional shares related to our public offering. In December 2023, we sold 1,250,000 shares under the ATM and received $3.1 million in net proceeds. See Note 1 to the consolidated financial statements for additional information. As of December 31, 2023, we had $200.0 million outstanding under the Loan Agreement.

On November 1, 2023, we entered into an amendment to the Loan Agreement with SLR. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue, and (iii) include an additional minimum financing covenant. The minimum financing covenant requires that we raise $31 million by April 1, 2024. To date, we have raised $5.3 million and have not complied with the minimum financing covenant. If we do not comply with the covenant, the debt could be accelerated. We intend to raise additional capital through (a) the sale or issuance of equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. However, as our ability to raise any such additional capital is based in part on factors that are outside of our control, we cannot provide any assurance that we will be successful in raising such additional capital. This uncertainty as to our ability to comply with the minimum financing covenant indicate that we may be unable to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.
We believe that our existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of our financial statements, so long as the debt is not accelerated.
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
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned or ongoing development activities of ZORYVE cream in plaque psoriasis and atopic dermatitis, ZORYVE foam in seborrheic dermatitis and scalp psoriasis, ARQ-255 in alopecia areata, and our formulation and nonclinical efforts for ARQ-234;
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
Indebtedness
On December 22, 2021, we entered into a loan and security agreement, or Loan Agreement, with SLR and the lenders party thereto. The Loan Agreement was amended and restated on January 10, 2023 to include Arcutis Canada, Inc. as a borrower and party to the Loan Agreement. The lenders agreed to extend term loans to us in an aggregate principal amount of up to $225.0 million, comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million. We refer to the tranche A, tranche B, and tranche C term loans together as our Term Loans. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
On November 1, 2023, we entered into an amendment to the Loan Agreement. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The modified financial covenant requires us to generate a minimum net product revenue equal to 75% of our projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by us to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, we agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the our equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. Any failure by us to raise such net cash proceeds during the specified period shall be an immediate event of default.
The tranche A term loan was funded on December 22, 2021. Following the approval of ZORYVE cream, we drew down $125.0 million on the tranche B term loans, which we received in August 2022. As amended, the Loan Agreement provides for term loans to us in an aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of December 31, 2023.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term

Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. On December 31, 2023, the rate was 12.90%.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, we must generate net product revenue in excess of specified amounts for applicable measuring periods pursuant to the Loan Agreement.
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
We were in compliance with all covenants under the Loan Agreement as of December 31, 2023.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash used in operating activities	$(247,057)	$(257,715)	$(174,627)
Cash provided by (used in) investing activities	180,232	(87,199)	(75,953)
Cash provided by financing activities	101,323	301,798	281,947
Effect of exchange rate changes on cash	(50)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,448	$(43,116)	$31,367
Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $247.1 million, which consisted of a net loss of $262.1 million and a change in net operating assets and liabilities of $23.5 million, partially offset by net non-cash and other charges of $38.6 million. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable of $17.3 million, an increase in prepaid expenses and other current assets of $8.6 million, and an increase in inventories of $5.6 million, offset by an increase in accounts payable and accrued liabilities of $8.7 million. The net non-cash and other charges were primarily related to stock-based compensation expense of $38.8 million.
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
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $180.2 million, which was comprised primarily of the proceeds from the maturities of marketable securities of $406.5 million, partially offset by purchases of marketable securities of $225.8 million.
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
Net Cash Provided by Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $101.3 million, which was comprised primarily of the net cash proceeds received from our October 2023 public stock offering of $95.8 million and our December 2023 sale of stock under our ATM facility of $3.1 million.
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
The following summarizes our significant contractual obligations as of December 31, 2023:
Facility Operating Lease
In April 2020, we amended our lease agreement for our facility in Westlake Village, California to relocate to a new expanded space including 22,643 square feet. The lease payment term for the new space began on December 30, 2020 and will terminate 91 months thereafter, with a renewal option term of five years. We have a one-time option to cancel the lease after month 67.
The lease is subject to fixed rate escalation increases with an initial base rent of $76,000 per month and includes rent free periods aggregating approximately one year. The amended lease agreement required that we deliver a letter of credit to the landlord of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, as of December 31, 2023, we have a letter of credit and related restricted cash account of $0.9 million. The total commitment under the operating lease agreement is $4.8 million, including $1.0 million for each of the years 2024 and 2025, $1.1 million for each of the years 2026 and 2027, and $0.6 million for the year 2028. See Note 7 to the consolidated financial statements for additional information.
Long-Term Debt Obligations
As of December 31, 2023, we had $200.0 million outstanding under our Loan Agreement. See Notes 1 and 8 to the consolidated financial statements for additional information. The undiscounted future payments of principal and interest under the Loan Agreement as of December 31, 2023 is $292.4 million, including $26.3 million for the year 2024, $26.1 million for each of the years 2025 and 2026, and $213.9 million for the year 2027.
License Agreements & Acquisition
The terms of certain of our license agreements and our acquisition of Ducentis require us to pay potential future milestone payments based on product development and commercial success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 6 to the consolidated financial statements.
Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $1.9 million for 2024, and approximately $0.8 million per year for 2025 and 2026. This amount does not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Nonclinical and Clinical Accruals and Costs
We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of our research and development expenses. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense. Our objective is to reflect the appropriate expense in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial utilizing financial models taking into consideration discussions with applicable personnel and outside service providers. In this manner, our clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although we expect our estimates to be materially consistent with actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs as of December 31, 2023 and 2022 and actual costs incurred.

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

Product Revenue, Net

We sell our product to our Customers in the United States and Canada. Our Customers subsequently resell the products to pharmacies, health care providers, and patients. In accordance with ASC 606, we recognize net product revenues from sales when the Customers obtain control of our products, which typically occurs upon delivery to the Customer. Our payment terms are generally between 30 - 65 days.

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

Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. We recognize contra-revenue expense, and adjusts the transaction price for, co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Rebates and Discounts: We accrue rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program in the United States. Our estimates for expected utilization of commercial insurance rebates are based on data received from our customers. Our estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, we may need to adjust accruals, which would affect revenue in the period of adjustment.
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
Fair value of common stock— The fair value per share of our common stock for purposes of determining stock-based compensation will be the closing price of our common stock as reported on the applicable grant date.
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
Income Taxes
As of December 31, 2023, we had net deferred tax assets of $216.2 million. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of NOL tax carryforwards. As of December 31, 2023, we had federal and state NOL carryforwards of $676.0 million and $523.3 million, respectively, available to potentially offset future taxable income. In addition, we had foreign NOL carry forwards of approximately $4.0 million as of December 31, 2023, which can be carried forward indefinitely. As of December 31, 2023, we also had federal and California research and development tax credit carryforwards of approximately $19.8 million and $4.4 million, respectively, available to potentially offset future federal income taxes. The federal research and development tax carryforwards, if not utilized, will expire beginning in 2037. The California research and development tax credit carryforwards are available indefinitely. Federal and California tax law impose significant restrictions on the utilization of NOL carryforwards in the event of a change in ownership, as defined by Internal Revenue Code Section 382 and 383. We believe the Company has had one or more such ownership changes in the past, and we may have additional ownership changes in the future. These ownership changes could limit our ability to use all the Company's NOL carryforwards, credit carryforwards, or other tax attributes.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2023, we had cash and cash equivalents of $88.4 million, restricted cash of $0.9 million and marketable securities of $183.5 million, which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of December 31, 2023, we had $200.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of December 31, 2023, for every 100 basis point increase in the interest rates, we would incur approximately $2.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At December 31, 2023 we had cash balances denominated in Canadian dollars of $5.2 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the three months ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the our securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Select Market. This policy imposes regular blackout periods during which certain individuals may not transact in our securities and pre-clearance procedures for transactions by certain specified individuals, including, among others, the members of our board of directors and our executive officers. In addition, this policy prohibits certain transactions that we have determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving our equity securities, hedging transactions, and margin accounts and pledging of our securities. We regularly review our insider trading policy with our board of directors and management. A copy of our insider trading policy and procedures is filed as Exhibit 19 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statement Schedules.
The following financial statements are included herein:

(b) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
4.4	Form of Pre-Funded Warrant	8-K	10/23/23	4.1
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	2022 Employment Inducement Incentive Plan and forms of award agreements.	10-K	2/22/22	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.7#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.8†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.9†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.10†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.11#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.12	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.13#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17
10.14	Offer Letter, dated December 18, 2020, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.23
10.15	Severance & Change in Control Agreement, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.24
10.16†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.	10-K	2/16/21	10.25
10.17†^	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.	10-Q	5/6/21	10.1
10.18†^	Amendment No. 1, dated October 5, 2022, to the Supply Agreement, dated November 24, 2020, by and among the Registrant and Interquim, S.A.	10-Q	11/8/22	10.2
10.19†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.	10-Q	11/4/21	10.1

10.20	Offer Letter, dated December 13, 2021, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.31
10.21	Severance & Change in Control Agreement, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.32
10.22†	Share Purchase Agreement, dated September 7, 2022, by and among the Registrant, Ducentis Biotherapeutics LTD and the certain stockholders of Ducentis Biotherapeutics LTD.	10-Q	11/8/22	10.1
10.23^	Amended and Restated Loan and Security Agreement, dated January 10, 2023, by and among the Registrant, SLR Investment Corp. and the lenders party thereto.	10-K	2/28/23	10.35
10.24	First Amendment to Amended and Restated Loan and Security Agreement dated November 1, 2023, by and among the Registrant, SLR Investment Corp., and the lenders party thereto.	10-Q	11/3/23	10.2
10.25	Non-Employee Director Compensation Program	10-K	2/28/23	10.36
10.26	Form of Non-Employee Director RSU Deferral Election	10-K	2/28/23	10.37
10.27	License Agreement, dated August 10, 2023, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.	10-Q	11/3/23	10.1
10.30	Employment Agreement, dated September 1, 2023, by and between John Smither and the Registrant	8-K	9/7/23	10.1
10.31	Severance & Change in Control Agreement, dated September 6, 2023, by and between John Smither and the Registrant	8-K	9/7/23	10.2
10.32	Employment Agreement, dated as of September 16, 2023, by and between Todd Edwards and the Registrant	8-K	9/27/23	10.1
10.33	Severance and Change in Control Agreement, dated September 16, 2023, by and between Todd Edwards and the Registrant	8-K	9/27/23	10.2
10.34	Amended and Restated Sales Agreement, dated January 31, 2024, by and between Registrant and Cowen and Company, LLC	S-3	1/31/24	1.2
10.35	Amendment Employment Agreement, dated February 22, 2024, by and between the Registrant and Matthew R. Moore	10-K	2/22/24		*
19	Insider Trading Policy and Procedures	10-K	5/31/23		*
23.1	Consent of Independent Registered Public Accounting Firm.				*
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).				*
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
					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

97.1	Arcutis Biotherapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arcutis Biotherapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet met a requirement under its loan agreement to raise capital by April 1, 2024, has recurring losses from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The 2023 consolidated financial statements do not include any adjustments to reflect the possible future effects on the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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

Sales deductions
Description of the Matter
As of December 31, 2023, the Company recorded accrued sales deductions of $11.6 million. As described in Note 2 to the consolidated financial statements, revenues from product sales are recognized net of variable consideration for invoice discounts for prompt payment and distribution service fees, government and private payer rebates, chargebacks, discounts and fees, product returns and costs of co-pay assistance programs, which are collectively recorded at the time of sale.

Auditing the Company’s accounting for accrued sales deductions related to co-pay assistance programs and managed care rebates, is complex and requires significant judgment. Revenue from product sales is recognized upon transfer of control of a product to a customer, generally upon delivery, and is based on an amount that reflects the consideration to which the Company expects to be entitled, which represents an amount that is net of accruals for estimated sales deductions. The accrued sales deductions related to co-pay assistance programs are estimated based on historical program payments and utilization. The accrued sales deductions related to managed care rebates are based on current contractual arrangements, market events and trends, external historical data, and forecasted customer buying patterns and patient utilization.

How We Addressed the Matter in Our Audit
To test the adequacy of the Company’s accrued sales deductions for co-pay assistance programs and managed care rebates, we obtained management’s calculations for the respective estimates and performed the following procedures, among others. For accrued managed care rebates, we tested management’s estimation process by developing an independent expectation of the estimated accrual balance based upon actual historical payment data. We also validated terms and conditions for a sample of contracts to the executed agreement and tested a sample of payments made throughout the year. For accrued co-pay assistance programs, we assessed the company’s assumptions of distributor inventory quantities by agreeing the quantities to third party reports. We also assessed the historical share and payment rate assumptions by testing a sample of the historical payments and program utilization.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Los Angeles, California
February 27, 2024

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$88,398	$53,641
Restricted cash	925	1,234
Marketable securities	183,463	355,948
Trade receivables, net	25,807	8,458
Inventory	13,134	7,514
Prepaid expenses and other current assets	18,704	10,611
Total current assets	330,431	437,406
Property and equipment, net	1,539	1,881
Intangible assets, net	6,438	7,188
Operating lease right-of-use asset	2,361	2,721
Other assets	596	78
Total assets	$341,365	$449,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,992	$8,827
Accrued liabilities	33,941	28,323
Operating lease liability	735	657
Total current liabilities	46,668	37,807
Operating lease liability, noncurrent	3,382	4,117
Long-term debt, net	201,799	197,769
Other long-term liabilities	849	—
Total liabilities	252,698	239,693
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 96,787,343 and 61,052,250 shares issued at December 31, 2023 and 2022, respectively; 96,787,343 and 61,037,403 shares outstanding at December 31, 2023 and 2022, respectively	9	6
Additional paid-in capital	1,070,558	930,425
Accumulated other comprehensive income (loss)	4	(1,086)
Accumulated deficit	(981,904)	(719,764)
Total stockholders’ equity	88,667	209,581
Total liabilities and stockholders’ equity	$341,365	$449,274
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenue, net	$29,186	$3,686	$—
Other revenue	30,420	—	—
Total revenues	59,606	3,686	—

Operating expenses:
Cost of sales	4,987	754	—
Research and development	110,575	182,435	145,558
Selling, general and administrative	185,145	122,124	60,971
Total operating expenses	300,707	305,313	206,529
Loss from operations	(241,101)	(301,627)	(206,529)

Other income (expense):
Other income, net	11,786	5,821	173
Interest expense	(29,712)	(15,652)	—

Loss before income taxes	(259,027)	(311,458)	(206,356)

Provision for income taxes	3,113	—	—

Net loss	$(262,140)	$(311,458)	$(206,356)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	1,186	(831)	(253)
Foreign currency translation adjustment	(96)	—	—
Total other comprehensive income (loss)	1,090	(831)	(253)

Comprehensive loss	$(261,050)	$(312,289)	$(206,609)

Per share information:
Net loss per share, basic and diluted	$(3.78)	$(5.66)	$(4.18)
Weighted-average shares used in computing net loss per share, basic and diluted	69,305,487	55,032,265	49,405,575
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	43,338,438	$4	$472,569	$(2)	$(201,950)	$270,621
Issuance of shares of common stock for public offering, net of issuance costs of $603	6,325,000	1	207,489	—	—	207,490
Issuance of common stock upon the exercise of stock options	257,060	—	1,265	—	—	1,265
Vesting of founder shares subject to repurchase	37,362	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	249,239	—	176	—	—	176
Shares issued pursuant to the ESPP	48,515	—	842	—	—	842
Stock-based compensation expense	—	—	23,892	—	—	23,892
Unrealized loss on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(206,356)	(206,356)
Balance—December 31, 2021	50,255,614	5	706,233	(255)	(408,306)	297,677
Issuance of shares of common stock for public offering, net of issuance costs of $634	882,353	—	14,366	—	—	14,366
Issuance of shares of common stock, net of discount and issuance costs of $10,844	8,625,000	1	161,656	—	—	161,657
Issuance of shares of common stock related to the acquisition of Ducentis Biotherapeutics	610,258	—	12,468	—	—	12,468
Issuance of common stock upon the exercise of stock options	331,890	—	1,016	—	—	1,016
Issuance of common stock upon the vesting of restricted stock units	118,174	—	—	—	—	—
Lapse of repurchasing rights related to common stock issued pursuant to early exercises	75,293	—	82	—	—	82
Shares issued pursuant to the ESPP	138,821	—	1,922	—	—	1,922
Stock-based compensation expense	—	—	32,682	—	—	32,682
Unrealized loss on marketable securities	—	—	—	(831)	—	(831)
Net loss	—	—	—	—	(311,458)	(311,458)
Balance—December 31, 2022	61,037,403	6	930,425	(1,086)	(719,764)	209,581
Issuance of common stock and pre-funded warrants, net of issuance costs of $6,546	33,425,000	3	95,762	—	—	95,765
Issuance of common stock from ATM offering, net of issuance costs of $116	1,250,000	—	3,136	—	—	3,136
Issuance of common stock upon the exercise of stock options	348,169	—	1,247	—	—	1,247
Issuance of common stock upon the vesting of restricted stock units	440,262	—	—	—	—	—
Lapse of repurchasing rights related to common stock issued pursuant to early exercises	14,847	—	—	—	—	—
Shares issued pursuant to the ESPP	271,662	—	1,175	—	—	1,175
Stock-based compensation expense	—	—	38,813	—	—	38,813
Unrealized loss on marketable securities	—	—	—	1,186	—	1,186
Foreign currency translation adjustment	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(262,140)	(262,140)
Balance—December 31, 2023	96,787,343	$9	$1,070,558	$4	$(981,904)	$88,667
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,140)	$(311,458)	$(206,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	771	622	454
Non-cash lease expense	360	319	309
Amortization of intangible assets	750	312	—
Acquired in-process research and development	—	29,630	—
Net amortization/accretion on marketable securities	(6,989)	(2,253)	3,454
Non-cash interest expense	4,030	2,606	—
Stock-based compensation	38,813	32,682	23,892
Change in fair value of embedded derivative instrument	849	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,349)	(8,458)	—
Inventories	(5,620)	(7,514)	—
Prepaid expenses and other current assets	(8,621)	3,472	(7,329)
Accounts payable	3,152	1,565	245
Accrued liabilities	5,594	1,193	10,461
Operating lease liabilities	(657)	(433)	243
Net cash used in operating activities	(247,057)	(257,715)	(174,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(225,840)	(415,389)	(292,508)
Proceeds from maturities of marketable securities	406,500	351,473	217,550
Purchases of property and equipment	(428)	(333)	(995)
Acquisition of in-process research and development	—	(15,450)	—
Milestone payment for intangible asset	—	(7,500)	—
Net cash provided by (used in) investing activities	180,232	(87,199)	(75,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,247	1,016	1,265
Proceeds from issuance of shares under ATM, net of issuance costs	3,136	14,455	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	95,765	—	—
Proceeds from issuance of common stock, net of issuance costs	—	161,592	207,490
Proceeds from issuance of common stock for ESPP	1,175	1,922	842
Proceeds from long-term debt	—	125,000	73,987
Payment of debt issuance costs	—	(2,187)	(1,637)
Net cash provided by financing activities	101,323	301,798	281,947
Effect of exchange rate changes on cash	(50)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	34,448	(43,116)	31,367
Cash, cash equivalents and restricted cash at beginning of period	54,875	97,991	66,624
Cash, cash equivalents and restricted cash at end of period	$89,323	$54,875	$97,991
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$25,445	$12,636	$142
Acquired in-process research and development in exchange for the issuance of common stock	$—	$12,468	$—
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc., or the Company, is a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company’s strategy is to focus on validated biological targets and to use its drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications.
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream), on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream in plaque psoriasis on April 28, 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam), on December 15, 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in late January 2024. The Company's current portfolio is comprised of what management believes to be highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions.
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling shares of common stock receiving aggregate net proceeds of approximately $167.2 million. The company completed subsequent public sales of its common stock in October 2020, February 2021 and August 2022, receiving aggregate net proceeds of $93.4 million, $207.5 million, and $161.6 million, respectively.
On October 24, 2023, the Company completed an offering relating to the sale of securities consisting of: (i) 32,500,000 shares of the Company's common stock at $2.50 per share, and (ii) prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and were not exercised as of December 31, 2023. The aggregate net proceeds to the Company was $93.6 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.
The Company also granted the underwriters an option to purchase up to an additional 6,000,000 shares of the Company's common stock at $2.50 per share. This option was exercised on November 7, 2023 for an additional 925,000 shares. The aggregate net proceeds to the Company was $2.2 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.
At-the-Market (ATM) Offerings
On May 6, 2021, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In March, 2022, the Company sold 882,353 shares under the ATM for $17.00 per share and received $14.5 million in net proceeds. In December 2023, the Company sold 1,250,000 shares under the ATM for $2.60 per share and received $3.1 million in net proceeds.
In January 2024, the Company amended and restated its Sales Agreement with Cowen and Company, LLC, or Cowen, to reset the shares available for sale, from time to time, through our ATM equity offering program to such number of shares as would generate aggregate gross sales proceeds of up to $100.0 million. All terms are substantially the same as the original Sales Agreement entered into in May 2021. The Company has not yet issued or sold any common stock under the amended and restated Sales Agreement.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $981.9 million and $719.8 million as of December 31, 2023 and 2022, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $272.8 million and $410.8 million as of December 31, 2023 and 2022, respectively. The Company has $200.0 million outstanding under the Loan Agreement as of December 31, 2023. See Note 8.
On November 1, 2023, the Company entered into an amendment to the Loan Agreement with SLR. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue, and (iii) include an additional minimum financing covenant. The minimum financing covenant requires that the Company raise $31.0 million by April 1, 2024. To date, the Company has raised $5.3 million and has not complied with the minimum financing covenant. If the Company does not comply with the covenant there would be an event of default under the Loan Agreement and the Company’s debt could be accelerated. The Company intends to raise additional capital through (a) the sale or issuance of equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. However, as the Company's ability to raise any such additional capital is based in part on factors that are outside of the Company's control, the Company cannot provide any assurance that we will be successful in raising such additional capital. This uncertainty as to the Company's ability to comply with the minimum financing covenant indicates that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.
The Company believes that its existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements, so long as the Company's debt covenant is not accelerated. If the Company's available cash and marketable securities, amounts available under the Loan Agreement and anticipated future cash flows from operations are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include the Company's wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of December 31, 2023 and 2022, the Company held $0.9 million and $1.2 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's amended office space lease. See Note 7.
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
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss) on the consolidated balance sheets. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income, net. Interest on marketable securities is included in other income, net. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method.
Trade Receivables, net
The Company’s trade accounts receivable consists of amounts due primarily from pharmaceutical wholesalers and specialty pharmacy providers in the United States and Canada (collectively, its "Customers") related to sales of ZORYVE cream and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts, and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company will reserve against trade accounts receivable for estimated credit losses that may arise and any amounts determined to be uncollectible will be written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not material as of December 31, 2023 and 2022.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale, and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such charges are recorded as a component of cost of sales in the consolidated statements of operations. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products that may be used in clinical development programs are excluded from inventory and their costs are charged to research and development expense in the consolidated statement of operations as incurred, as long as they do not have an alternative use. Prior to the initial date regulatory approval is received, costs related to the production of inventory were recorded as research and development expense on the Company’s consolidated statements of operations in the period incurred.
Intangible Assets, net

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The Company paid a milestone payment of $7.5 million to AstraZeneca in the third quarter of 2022 related to the FDA approval and launch of ZORYVE cream. This milestone payment was capitalized as an intangible asset and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense was $1.1 million and $0.3 million for the year ended December 31, 2023 and 2022, respectively. See Note 6.

Estimated future amortization expense for the intangible assets subsequent to December 31, 2023 is as follows (in thousands):

Amounts
2024	$750
2025	750
2026	750
2027	750
2028	750
Thereafter	2,688
Total amortization	$6,438
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by either the financial institutions holding its cash or by its customers owing trade receivables to the extent recorded on the consolidated balance sheets. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and the need for an allowance for potential credit losses.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Major customers are defined as customers that individually accounted for greater than 10% of the Company's revenue. The following table presents each major customer that accounted for more than 10% of its gross product sales.

	December 31,
% of gross product sales	2023	2022
Customer A	22%	22%
Customer B	21%	45%
Customer C	13%	16%
Customer D	13%	*
Customer E	*	15%
Total gross product sales from major customers	69%	98%

* Represents less than 10% of respective balance
The following table presents each major customer that accounted for more than 10% of its accounts receivable, net.

	December 31,
% of accounts receivable, net	2023	2022
Customer A	15%	26%
Customer B	22%	44%
Customer C	18%	17%
Customer D	13%	*
Customer E	*	13%
Total accounts receivable, net from major customers	68%	100%

* Represents less than 10% of respective balance

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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2023, 2022 and 2021.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Accrued and Prepaid Nonclinical and Clinical Costs
The Company records accrued liabilities for estimated costs and prepaid costs for research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid costs balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the years ended December 31, 2023, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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

Product Revenue, Net

The Company sells its product to its Customers in the United States and Canada. The Company’s Customers subsequently resell the products to pharmacies, health care providers, and patients. In accordance with ASC 606, the Company recognizes net product revenue from sales when the Customers obtain control of the Company’s products, which typically occurs upon delivery to the Customer. The Company’s payment terms are generally between 30 - 65 days.

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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

services such as: data reporting, inventory management, chargeback administration, and service level commitment. The Company estimates the amount of distribution services fees to be paid to the Customers and adjusts the transaction price with the amount of such estimate at the time of sale to the Customer.

Prompt Pay Discounts: The Company provides some of its Customers with a percentage discount on their invoice if the Customers pay within the agreed upon timeframe. The Company estimates the probability of Customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from its gross product revenue and accounts receivable at the time such revenue is recognized.

Product Returns: The Company provides Customers a return credit in the amount of the purchase price paid by Customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price for such estimate at the time of sale to the Customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed. If actual returns vary from estimates, the Company may need to adjust accruals, which would affect revenue in the period of adjustment. The Company does not record a right-of-return asset.

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
Cost of Sales

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE cream, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenue, and amortization of certain intangible assets associated with ZORYVE. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of ZORYVE cream on July 29, 2022. As a result, manufacturing and other inventory costs incurred prior to FDA approval of ZORYVE cream were expensed and, therefore, are not included in cost of sales.
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
The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions contingent consideration is recognized when the contingency is resolved and the consideration is paid or becomes payable. The upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense when paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE cream. Other selling, general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax, and general legal services. Advertising costs are expensed as incurred and were $11.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. There were no advertising costs for the year ended December 31, 2021.
Pre-funded Warrants
Pursuant to the Company’s offering relating to the sale of securities completed in October 2023, the Company issued pre-funded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants was $0.0001 per underlying share of common stock, were fully exercisable upon issuance, and have no expiration date. The Company determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in capital on the Company’s consolidated balance sheet and included in weighted-average shares used in computing net loss per share as of December 31, 2023. See Note 1.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
Income tax expense of $3.1 million for the year ended December 31, 2023 was primarily due to foreign withholding taxes on the up-front payment received in connection with the Huadong Agreement. There was no income tax expense recognized for the year ended December 31, 2022 or 2021. See Note 6 and Note 11.
Foreign Currency Translation
The Company translates the assets and liabilities of its foreign subsidiaries where the local currencies have been determined to be the functional currencies into U.S. dollars using current exchange rates. Adjustments for foreign currency translation adjustments are recognized in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. The earnings or loss of these subsidiaries are translated in U.S. dollars using average exchange rates in effect during each reporting period.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including prefunded warrants, without consideration for potential dilutive shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive. Shares of common stock subject to repurchase are excluded from the weighted-average shares.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

3. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$73,544	$—	$—	$73,544
Commercial paper	—	11,806	—	11,806
Corporate debt securities	—	59,954	—	59,954
U.S. Treasury securities	126,557	—	—	126,557
Total assets	$200,101	$71,760	$—	$271,861

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$53,641	$—	$—	$53,641
Commercial paper	—	177,099	—	177,099
Corporate debt securities	—	13,821	—	13,821
U.S. Treasury securities	165,028	—	—	165,028
Total assets	$218,669	$190,920	$—	$409,589
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
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$73,544	$—	$—	$73,544
Corporate debt securities	14,851	3	—	14,854
Total cash and cash equivalents	$88,395	$3	$—	$88,398
Marketable securities:
Commercial paper	$11,817	1	(12)	$11,806
Corporate debt securities	45,056	45	(1)	45,100
U.S. Treasury securities	126,492	82	(17)	126,557
Total marketable securities	$183,365	$128	$(30)	$183,463
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
Realized gains or losses on investments for the years ended December 31, 2023 and 2022 were not material. As of December 31, 2023 and 2022, it was determined that no credit losses exist, because the change in market value of those securities resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. As of December 31, 2023 and 2022, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.
The following table summarizes the change in the fair value of the embedded derivative instrument for the year ended December 1, 2023 (in thousands). There was no activity for the years ended December 31, 2022 or 2021.

December 31,
2023
Beginning balance	$—
Loss from changes in fair value	849
Ending balance	$849
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. Refer to Note 8 for further discussion on the embedded derivative instrument.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

4. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$9,951	$5,659
Work in progress	486	395
Finished goods	2,697	1,460
Total inventories	$13,134	$7,514
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid co-pay assistance program	$8,608	$3,226
Prepaid clinical trial costs	1,024	172
Prepaid insurance	864	956
Other prepaid expenses and current assets	8,208	6,257
Total prepaid expenses and other current assets	$18,704	$10,611
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$14,872	$14,000
Accrued sales deductions	11,578	1,567
Clinical trial accruals	4,192	7,896
Accrued expenses and other current liabilities	3,299	4,860
Total accrued liabilities	$33,941	$28,323

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Computer hardware	$1,130	$983
Furniture and fixtures	661	379
Software	104	104
Leasehold improvements	1,568	1,568
Property and equipment, gross	3,463	3,034
Less accumulated depreciation	(1,924)	(1,153)
Property and equipment, net	$1,539	$1,881
Depreciation expense was $0.8 million, $0.6 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021 respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).
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
Other revenue and related income tax expense related to the Huadong agreement was $30.0 million and $3.0 million, respectively, for the year ended December 31, 2023.
AstraZeneca License Agreement

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream, which was recorded as an intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense was $1.1 million and $0.3 million for the year ended December 31, 2023 and 2022, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when the Company achieves $100.0 million in worldwide sales. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities, Royalty expense during the year ended December 31, 2023 and 2022 was not material.
There were no milestone payments made or payable in connection with AZ-Licensed Products for the years ended December 31, 2023 and 2021.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
There were no payments made or due in connection with Hengrui for the year ended December 31, 2023, 2022 and 2021.
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
There were no payments made or due in connection with the Ducentis acquisition for the year ended December 31, 2023.
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
7. Commitments and Contingencies

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Operating Lease
The Company leases a facility in Westlake Village, California under an operating lease that commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space comprising 22,643 square feet, for which the Company recognized the ROU asset and lease liability for the new space on May 1, 2020. The lease payment term for the new space began on December 30, 2020. The lease payments terminate July 2028, with a renewal option for a term of five years. The Company will have a one-time option to cancel the lease in July 2026.
The amended lease agreement also required the Company to have an available letter of credit of $1.5 million upon occupying the space, which is allowed to be reduced throughout the lease period as rent obligations are met. Accordingly, in November 2020, the Company entered into a letter of credit for $1.5 million, which it secured with a restricted cash account in the same amount. In March 2022 and 2023, the Company reduced the line of credit and related restricted cash account to $1.2 million and $0.9 million respectively.
The minimum annual rental payments of the Company’s operating lease liability as of December 31, 2023 are as follows (in thousands):

Amounts
2024	$994
2025	1,024
2026	1,054
2027	1,087
2028	653
Total minimum lease payments	4,812
Less: Amounts representing interest	(695)
Present value of future minimum lease payments	$4,117
Current portion operating lease liability	735
Operating lease liability, noncurrent	3,382
Total operating lease liability	$4,117
Straight-line rent expense recognized for operating leases was $737,000, $716,000, and $686,000 for the years ended December 31, 2023, 2022, and 2021, respectively. There were no significant variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases for the years ended December 31, 2023, 2022, and 2021.
The following information represents supplemental disclosure for the consolidated statements of cash flows related to the Company’s operating lease (in thousands):

	December 31,
	2023	2022	2021
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$965	$781	$114
The following summarizes additional information related to the operating lease:

December 31, 2023
Weighted-average remaining lease term (in years)	4.8
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of ZORYVE which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $1.9 million for 2024 and $0.8 million per year for 2025 and 2026. This amount does

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
The tranche A term loan under the Loan Agreement was funded on December 22, 2021 in the amount of $75.0 million. With the approval of ZORYVE on July 29,2022, the tranche B term loans were funded and the Company received $125.0 million on August 2, 2022. The amended Loan Agreement provides for term loans to the Company in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of December 31, 2023.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. On December 31, 2023, the rate was 12.90%. The maturity date for each term loan is January 1, 2027.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby, beginning with the month ending December 31, 2023, the Company must generate net product revenue in excess of specified amounts for applicable measuring periods pursuant to the Loan Agreement.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the consolidated statement of operations and comprehensive loss. The fair value of the embedded derivative instrument as of December 31, 2023 was a liability of $0.8 million and is included in Other-long term liabilities in the accompanying consolidated balance sheets. See Note 3.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Pursuant to the amendment, the modified financial covenant requires the Company to generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, the Company agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the Company’s equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. Any failure by the Company to raise such net cash proceeds during the specified period shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of December 31, 2023.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.7 million is recognized over the life of the term loan through interest expense. At December 31, 2023 and 2022, the effective interest rate was 14.81% and 13.79%, respectively. Interest expense relating to the term loan was $29.7 million and $15.7 million for the year ended December 31, 2023 and 2022, respectively. Interest expense relating to the term loan was immaterial for the year ended December 31, 2021.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	December 31,
	2023	2022
Long-term debt, gross	$200,000	$200,000
Accrued final fee	4,876	1,871
Unamortized debt issuance costs	(3,077)	(4,102)
Long-term debt, net	$201,799	$197,769
Upon the contractual maturity of the Company's long term debt, a payment of principal and final fees of $213.9 million is due on January 1, 2027.
9. Stockholders’ Equity
The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2023	2022
Pre-funded warrants to purchase common stock	7,500,000	—
Equity awards plans:
Options issued and outstanding	7,919,699	7,476,223
Common stock awards available for grant under employee incentive plans	3,980,356	3,784,386
Restricted stock units outstanding	2,929,602	1,576,529
Total common stock reserved	22,329,657	12,837,138

10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and initially reserved 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2024, 2023 and 2022, the 2020 Plan reserve increased by 3,871,494, 2,442,090 and 2,013,830 shares, respectively. As of December 31, 2023, the Company had 1,894,860 shares available for future grant under the 2020 Plan.
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
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. In November 2022, the 2022 Plan reserve was increased by 1,500,000. As of December 31, 2023, the Company had 676,925 shares available for future grant under the 2022 Plan.
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in thousands)
Balance—December 31, 2022	7,476,223	$19.93	7.98	$18,667
Granted	1,792,110	11.59
Exercised	(348,169)	3.58
Forfeited	(691,161)	20.44
Expired	(309,304)	24.88
Balance—December 31, 2023	7,919,699	$18.52	7.35	$1,435
Exercisable—December 31, 2023(1)	4,673,892	$19.10	6.51	$1,236
______________
(1)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2023. The intrinsic value of options exercised for the years ended December 31, 2023, 2022, and 2021 were $1.2 million, $5.6 million and $5.8 million, respectively.
The total grant-date fair value of the options vested during the years ended December 31, 2023, 2022, and 2021 were $28.0 million, $25.8 million and $14.3 million, respectively. The weighted-average grant-date fair value of employee options granted during the years ended December 31, 2023, 2022, and 2021 were $8.01, $14.08 and $19.21, respectively.
Restricted Stock Unit Activity

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2022	1,576,529	$20.73
Granted	2,274,200	13.17
Vested	(440,262)	21.20
Forfeited	(480,865)	18.02
Unvested Balance—December 31, 2023	2,929,602	$15.24
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years.
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$15,544	$13,034	$8,478
Selling, general and administrative	23,269	19,648	15,414
Total stock-based compensation expense	$38,813	$32,682	$23,892
As of December 31, 2023, there was $37.2 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2023, there was $34.2 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years.
In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock—The Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.
Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company uses the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term as it does not have sufficient prior exercise data to calculate based on historical data.
Expected Volatility— Beginning in 2022, having over two years of trading history, the Company began using solely its own historical stock price for expected volatility.
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.0 – 6.1	5.4 – 6.1	5.5 – 6.2
Expected volatility	75.2 – 78.4%	77.9 – 82.1%	80.6% – 85.2%
Risk-free interest rate	3.5 – 4.7%	1.4 – 4.2%	0.6 – 1.3%
Dividend yield	—%	—%	—%
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
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2024, 2023 and 2022, the ESPP reserve increased by 967,873, 610,522, and 503,457 shares, respectively. As of December 31, 2023, the Company had 1,408,571 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $942,000, $880,000, and $442,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

11. Income Taxes
The Company recorded an income tax expense of $3.1 million during the year ended December 31, 2023, Of the $3.1 million recorded, $3.0 million was related to foreign withholding taxes on the up-front fee in connection with the Huadong Agreement and $0.1 million was related to foreign tax expense. The Company had no U.S. federal income tax and state income tax expense for the years ended December 31, 2023, 2022 and 2021.
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(255,653)	$(311,458)	$(206,356)
Foreign	(3,374)	—	—
Loss before income taxes	$(259,027)	$(311,458)	$(206,356)
A reconciliation of income tax expense for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	3,113	—	—
Total current income tax expense	3,113	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax expense	$3,113	$—	$—
A reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax provision at U.S. statutory rate	$(54,396)	$(65,406)	$(43,336)
State income taxes, net of federal benefit	(1,861)	(12,260)	(13,394)
Research and development tax and other credits	(4,834)	(2,968)	(2,497)
Change in valuation allowance	53,715	72,149	44,675
Uncertain tax positions	—	—	12,562
Permanent differences	3,547	1,224	1,243
Ducentis IPR&D	—	6,223	—
Non-deductible compensation	1,531	1,410	757
Withholding tax	3,000	—	—
Other	2,411	(372)	(10)
Provision for income tax	$3,113	$—	$—

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred income taxes were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$152,276	$105,500
Intangibles	1,196	1,469
Research and development tax credits	14,095	9,302
Research and expenditure capitalization	32,812	34,646
Accruals and reserves	5,878	3,693
Right-of-use liability	957	1,221
Stock-based compensation	9,620	7,817
Gross deferred tax assets	216,834	163,648

Deferred tax liabilities:
Property and equipment	(120)	(225)
Right-of-use asset	(549)	(696)
Gross deferred tax liabilities	(669)	(921)

Net deferred tax assets	216,165	162,727
Less valuation allowance	(216,165)	(162,727)
Total deferred tax assets	$—	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $53.4 million and $72.4 million during the years ended December 31, 2023 and 2022, respectively.
The Company has NOL carryforwards for federal and state income tax purposes of approximately $676.0 million and $523.3 million, respectively, as of December 31, 2023. Of the federal NOLs, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Cuts and Jobs Act of 2017, the remaining $672.5 million of NOLs generated after December 31, 2017 will be carried forward indefinitely and will be available to offset 80% of taxable income in future years. Of the $523.3 million in state net operating loss carryforwards, $481.8 million will begin to expire in 2027 and the remaining NOLs carry forward indefinitely. In addition, the Company has foreign NOL carry forwards of approximately $4.0 million as of December 31, 2023, which can be carried forward indefinitely.
As of December 31, 2023, the Company also had federal and California research and development tax credit carryforwards of $19.8 million and $4.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2037. The California research and development tax credit carryforwards are available indefinitely.
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
The Inflation Reduction Act 2022 (IRA) which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes were effective for the tax years beginning after December 31, 2022. The CAMT will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The CAMT does not currently have an impact on the Company.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Uncertain Tax Benefits
No liability related to uncertain tax positions is recorded on the financial statements.
The following table summarizes the activity related to the unrecognized benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$42,505	$38,942	$20,274
Increases (decreases) related to tax positions taken during a prior year	(3,097)	490	(6)
Increases related to tax positions taken during the current year	1,982	3,073	18,674
Ending balance	$41,390	$42,505	$38,942
The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.
Included in unrecognized tax benefits of $41.4 million at December 31, 2023 was $34.2 million of tax benefits that, if recognized, would reduce the annual effective tax rate, subject to valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
The Company files tax returns in the United States, state jurisdictions, Canada, and the United Kingdom. The tax years for 2016 and forward are subject to examination by the U.S. tax authorities and the tax years for 2016 and forward are subject to examination by the California tax authorities. Due to net operating loss carryforwards and research and development credits in the United States and state tax jurisdictions, all years effectively remain open. The Company is subject to examination by the tax authorities in Canada and the United Kingdom for the year ended December 31, 2022 to the present period.
It is the Company's practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Company has not recognized any interest or penalties related to income taxes.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the year ended December 31, 2023.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2023	2022	2021
Stock options to purchase common stock	7,919,699	7,476,223	5,757,957
Early exercised options subject to future vesting	—	14,853	90,146
RSUs subject to future vesting	2,929,602	1,576,529	335,196
ESPP shares subject to future issuance	26,368	17,046	12,219
Total	10,875,669	9,084,651	6,195,518

13. Subsequent Event
On January 16, 2024, the Company commenced an offer to certain eligible employees and consultants to exchange certain outstanding eligible options to purchase shares of the Company’s common stock for a lesser

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

number of RSUs pursuant to an option exchange program (the “Option Exchange”). The Option Exchange expired on February 12, 2024. Pursuant to the Option Exchange, eligible option holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 5,063,689 shares of the Company’s common stock, representing approximately 98% of the total shares of common stock underlying the eligible options. On February 12, 2024, immediately following the expiration of the Option Exchange, the Company granted 2,131,874 shares of Replacement RSU Awards, pursuant to the terms of the Option Exchange. The Replacement RSU Awards will vest based on continued employment by or continued service as a consultant with the Company over a period of either 1, 2 or 3 years, depending on the grant date of the exchanged options.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	February 27, 2024	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 27, 2024	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Todd Franklin Watanabe, John W. Smither and Mas Matsuda, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Franklin Watanabe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Todd Franklin Watanabe

/s/ John W. Smither	Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2024
John W. Smither

/s/ Patrick J. Heron	Director, Chairman	February 27, 2024
Patrick J. Heron

/s/ Bhaskar Chaudhuri	Director	February 27, 2024
Bhaskar Chaudhuri, Ph.D.

/s/ Terrie Curran	Director	February 27, 2024
Terrie Curran

/s/ Halley E. Gilbert	Director	February 27, 2024
Halley E. Gilbert

/s/ Keith R. Leonard	Director	February 27, 2024
Keith R. Leonard

/s/ Sue-Jean Lin	Director	February 27, 2024
Sue-Jean Lin

/s/ Howard G. Welgus	Director	February 27, 2024
Howard G. Welgus, M.D.

/s/ Neha Krishnamohan	Director	February 27, 2024
Neha Krishnamohan