Form 10-Q
period 2024-03-31
Arcutis Biotherapeutics, Inc.
filed 2024-05-14
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 10, 2024 was 115,764,164.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
aItem 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,097	$88,398
Restricted cash	617	925
Marketable securities	213,769	183,463
Trade receivables, net	37,154	25,807
Inventories	13,247	13,134
Prepaid expenses and other current assets	13,178	18,704
Total current assets	468,062	330,431
Property, plant, and equipment, net	1,369	1,539
Intangible assets, net	6,250	6,438
Operating lease right-of-use asset	2,264	2,361
Other assets	596	596
Total assets	$478,541	$341,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,969	$11,992
Accrued liabilities	33,584	33,941
Operating lease liability	756	735
Total current liabilities	47,309	46,668
Operating lease liability, noncurrent	3,181	3,382
Long-term debt, net	202,803	201,799
Other long-term liabilities	306	849
Total liabilities	253,599	252,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 115,505,437 and 96,787,343 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	9
Additional paid-in capital	1,242,349	1,070,558
Accumulated other comprehensive loss	(133)	4
Accumulated deficit	(1,017,286)	(981,904)
Total stockholders’ equity	224,942	88,667
Total liabilities and stockholders’ equity	$478,541	$341,365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product revenue, net	$21,569	$2,781
Other revenue	28,000	—
Total revenues	49,569	2,781

Operating expenses:
Cost of sales	3,256	783
Research and development	23,141	35,345
Selling, general, and administrative	54,794	42,918
Total operating expenses	81,191	79,046
Loss from operations	(31,622)	(76,265)

Other income (expense):
Other income, net	4,044	3,207
Interest expense	(7,480)	(7,042)

Loss before income taxes	(35,058)	(80,100)

Provision for income taxes	324	—

Net loss	$(35,382)	$(80,100)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(116)	724
Foreign currency translation adjustment	(21)	(52)
Total other comprehensive income (loss)	$(137)	$672

Comprehensive loss	$(35,519)	$(79,428)

Per share information:
Net loss per share, basic and diluted	$(0.32)	$(1.31)
Weighted-average shares used in computing net loss per share, basic and diluted	111,048,525	61,169,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	96,787,349	$9	$1,070,558	$4	$(981,904)	$88,667
Issuance of shares of common stock net of discount and issuance costs of $10,820	18,157,895	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	21,863	—	82	—	—	82
Issuance of common stock upon the vesting of restricted stock units	538,330	—	—	—	—	—
Stock-based compensation expense	—	—	10,030	—	—	10,030
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(35,382)	(35,382)
Balance—March 31, 2024	115,505,437	$12	$1,242,349	$(133)	$(1,017,286)	$224,942

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	61,037,403	$6	$930,425	$(1,086)	$(719,764)	$209,581
Issuance of common stock upon the exercise of stock options	31,497	—	63	—	—	63
Issuance of common stock upon the vesting of restricted stock units	285,314	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,718	—	37	—	—	37
Stock-based compensation expense	—	—	9,479	—	—	9,479
Unrealized gain on marketable securities	—	—	—	724	—	724
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(80,100)	(80,100)
Balance—March 31, 2023	61,357,932	$6	$940,004	$(414)	$(799,864)	$139,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,382)	$(80,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170	175
Non-cash lease expense	97	87
Amortization of intangible assets	188	188
Net accretion on marketable securities	(1,725)	(2,161)
Non-cash interest expense	1,004	994
Stock-based compensation expense	10,030	9,479
Changes in fair value of embedded derivative instrument	(543)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,347)	(4,311)
Inventories	(113)	(1,037)
Prepaid expenses and other current assets	5,538	(2,415)
Accounts payable	992	3,376
Accrued liabilities	(332)	(4,459)
Operating lease liabilities	(180)	(160)
Net cash used in operating activities	(31,603)	(80,344)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(105,952)	(39,667)
Proceeds from maturities of marketable securities	77,255	147,500
Purchases of property and equipment	—	(82)
Net cash provided by (used in) investing activities	(28,697)	107,751
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	82	100
Proceeds from issuance of common stock, net of issuance costs	161,682	—
Net cash provided by financing activities	161,764	100
Effect of exchange rate changes on cash	(73)	(52)
Net increase in cash, cash equivalents, and restricted cash	101,391	27,455
Cash, cash equivalents, and restricted cash at beginning of period	89,323	54,875
Cash, cash equivalents, and restricted cash at end of period	$190,714	$82,330
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$6,512	$5,999
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
The Company received U.S. Food and Drug Administration ("FDA") approval of its first product, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream"), on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream in plaque psoriasis on April 28, 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% ("ZORYVE foam"), on December 15, 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in late January 2024.
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering ("IPO") issuing and selling shares of its common stock receiving aggregate net proceeds of approximately $167.2 million. The company completed subsequent public sales of its common stock in October 2020, February 2021, August 2022 and October 2023, receiving aggregate net proceeds of $93.4 million, $207.5 million, $161.6 million and $95.8 million, respectively.
In addition to the sale of common stock, the offering completed in October 2023 consisted of prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and were not exercised as of March 31, 2024.
On February 28, 2024, the Company completed an offering relating to the sale of 15,789,474 shares of the Company's common stock at $9.50 per share. The Company also granted the underwriters an option to purchase up to an additional 2,368,421 shares at $9.50 per share, which the underwriters exercised in full on February 29, 2024. The aggregate net proceeds to the Company was $161.7 million after deducting underwriting discounts, commissions, and estimated offering expenses payable by the Company.
At-the-Market ("ATM") Offerings
On May 6, 2021, the Company entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC ("Cowen"), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In March 2022, the Company sold 882,353 shares under the ATM for $17.00 per share and received $14.5 million in net proceeds. In December 2023, the Company sold 1,250,000 shares under the ATM for $2.60 per share and received $3.1 million in net proceeds.
In January 2024, the Company amended and restated its Sales Agreement with Cowen, to reset the shares available for sale, from time to time, through the Company's ATM equity offering program to such number of shares as would generate aggregate gross sales proceeds of up to $100.0 million. All terms are substantially the same as the original Sales Agreement entered into in May 2021. The Company has not yet issued or sold any common stock under the amended and restated Sales Agreement.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,017.3 million and $981.9 million as of March 31, 2024 and December 31, 2023, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $404.5 million and $272.8 million as of March 31, 2024 and December 31, 2023, respectively. The Company has $200.0 million outstanding under the Loan Agreement as of March 31, 2024. See Note 7.
The Company believes that its existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. If the Company's available cash and marketable securities and anticipated future cash flows from operations are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The condensed consolidated financial statements include the Company's wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2024, the interim condensed consolidated statements of operations and comprehensive loss, and the condensed consolidated changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Significant Accounting Policies

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 2 Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Restricted Cash
As of March 31, 2024 and December 31, 2023, the Company held $0.6 million and $0.9 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's amended office space lease.
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
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 4, include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities. As the long-term debt is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the long-term debt approximates its fair value.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
ZORYVE cream	$15,026	$2,781
ZORYVE foam	6,543	—
Total product revenue, net	21,569	2,781
Other revenue	28,000	—
Total revenues	$49,569	$2,781
Other revenue relates to the Sato and Huadong licensing agreements. See Note 6.

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$169,927	$—	$—	$169,927
Commercial paper	—	6,958	—	6,958
Corporate debt securities	—	96,400	—	96,400
U.S. Treasury securities	130,581	—	—	130,581
Total assets	$300,508	$103,358	$—	$403,866
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$73,544	$—	$—	$73,544
Commercial paper	—	11,806	—	11,806
Corporate debt securities	—	59,954	—	59,954
U.S. Treasury securities	126,557	—	—	126,557
Total assets	$200,101	$71,760	$—	$271,861
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	March 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$169,927	$—	$—	$169,927
Corporate debt securities	10,276	—	—	10,276
U.S. Treasury securities	9,894	—	—	9,894
Total cash and cash equivalents	$190,097	$—	$—	$190,097
Marketable securities:
Commercial paper	$6,962	$—	$(4)	$6,958
Corporate debt securities	86,131	18	(25)	86,124
U.S. Treasury securities	120,692	7	(12)	120,687
Total marketable securities	$213,785	$25	$(41)	$213,769
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$73,544	$—	$—	$73,544
Corporate debt securities	14,851	3	—	14,854
Total cash and cash equivalents	$88,395	$3	$—	$88,398
Marketable securities:
Commercial paper	$11,817	$1	$(12)	$11,806
Corporate debt securities	45,056	45	(1)	45,100
U.S. Treasury securities	126,492	82	(17)	126,557
Total marketable securities	$183,365	$128	$(30)	$183,463
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three months ended March 31, 2024 and 2023 were not material. As of March 31, 2024, it was determined that no credit losses exist, because the change in market value of those securities resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. As of March 31, 2024 and December 31, 2023, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the change in the fair value of the embedded derivative instrument for the three months ended March 31, 2024 (in thousands). There was no activity for the three months ended March 31, 2023.

March 31,
2024
Beginning balance	$849
Gain from changes in fair value	(543)
Ending balance	$306
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. Refer to Note 7 for further discussion on the embedded derivative instrument.
5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$8,202	$9,951
Work in progress	2,303	486
Finished goods	2,742	2,697
Total inventories	$13,247	$13,134
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,953	$864
Prepaid clinical trial costs	1,533	1,024
Prepaid co-pay assistance program	—	8,608
Other prepaid expenses and current assets	9,692	8,208
Total prepaid expenses and other current assets	$13,178	$18,704
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued sales deductions	$16,651	$11,578
Accrued compensation	7,476	14,872
Clinical trial accruals	3,425	4,192
Accrued expenses and other current liabilities	6,032	3,299
Total accrued liabilities	$33,584	$33,941
6. License Agreements & Acquisition
Sato License Agreement
On February 27, 2024, the Company entered into a License Agreement with Sato Pharmaceutical Co., Ltd. (“Sato”). Pursuant to the terms of the License Agreement, the Company grants to Sato an exclusive, sublicensable

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(under certain circumstances) license under certain patent rights and know-how controlled by the Company for Sato to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit roflumilast formulations (the “Licensed Products”) for all therapeutic uses for certain dermatological indications in humans (the “Field”) in Japan (the "Territory").
The License Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture and supply, and commercialization of the Licensed Products. Pursuant to the terms of the License Agreement, Sato will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities related to the Licensed Products in the Field in Japan, subject to certain of the Company’s approval and oversight rights.
Pursuant to the terms of the License Agreement, the Company received an upfront payment of $25.0 million and will potentially receive additional payments (i) up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Licensed Product-by-Licensed Product basis, commencing from the first commercial sale of such Licensed Product in Japan until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Sato under the License Agreement covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Licensed Product in Japan, the Company will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Licensed Products, subject to certain royalty reductions.
The term of the License Agreement continues until, on a Licensed Product-by-Licensed Product basis, the expiration of the Royalty Term. The License Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the License Agreement at-will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, the Company may terminate the License Agreement in its entirety if Sato, its affiliate or sublicensee contests or assists a third party in contesting the scope, validity or enforceability of any patent or patent application licensed by the Company to Sato. The Company may also terminate the License Agreement if Sato or any director, officers, employee, agent, affiliate, sublicensee, or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations, or, subject to the terms of the License Agreement, if Sato, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Licensed Product in Japan for a certain period of time.
Other revenue under the Sato agreement was $25.0 million for the three months ended March 31, 2024.
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
As consideration for the rights granted under the Huadong Agreement, Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement, upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, the Company received a payment of $3.0 million in March 2024 related to the achievement of a development and regulatory milestone. The Company may also potentially receive additional payments: (i) up to an aggregate amount of $21.0 million upon the achievement of

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
certain development and regulatory milestones, (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products.
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
For the three months ended March 31, 2024, the Company recognized $3.0 million of Other revenue and $0.3 million of income tax expense related to the achievement of a development and regulatory milestone. No milestones were achieved for the three months ended March 31, 2023.
7. Long-term debt
On December 22, 2021, the Company entered into a loan and security agreement, or Loan Agreement, with SLR Investment Corp. ("SLR") and the lenders party thereto. The Loan Agreement was amended and restated on January 10, 2023 to include Arcutis Canada, Inc. as a borrower and party to the Loan Agreement. The lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $225.0 million, comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, available in minimum increments of $15.0 million, and (iv) a tranche C term loan of up to $25.0 million (Term Loans). As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions.
On November 1, 2023, the Company entered into an amendment to the Loan Agreement with SLR. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue, and (iii) include an additional minimum financing covenant.
The tranche A term loan under the Loan Agreement was funded on December 22, 2021 in the amount of $75.0 million. With the approval of ZORYVE cream on July 29, 2022, the tranche B term loans were funded and the Company received $125.0 million on August 2, 2022. The amended Loan Agreement provides for term loans to the Company in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of December 31, 2023.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. On March 31, 2024, the rate was 12.87%. The maturity date for each term loan is January 1, 2027.
Commencing on February 1, 2022, interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on January 1, 2027, or the Maturity Date. The Company may voluntarily prepay principal amounts outstanding under the Term Loans in minimum increments of $5.0 million, subject to a prepayment premium of 1.0% of the principal amount of such Term Loan so prepaid after December 22, 2023 and prior to December 22, 2025.

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
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2024, the Company recognized $0.5 million gain in Other income, net related to the change in fair value of the embedded derivative instrument. The fair value of the embedded derivative instrument as of March 31, 2024 and December 31, 2023 was a liability of $0.3 million and $0.8 million, respectively, and is included in Other-long term liabilities in the accompanying condensed consolidated balance sheets. See Note 4.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Pursuant to the amendment, the modified financial covenant requires the Company to generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, the Company agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the Company’s equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty, and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. The Company raised the required capital during the first quarter of 2024 and was in compliance with all financing covenants under the Loan Agreement as of March 31, 2024.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.7 million is recognized over the life of the term loan through interest expense. At March 31, 2024 and December 31, 2023, the effective interest rate was 14.79% and 13.79%, respectively. Interest expense relating to the term loan for the three months ended March 31, 2024 and 2023 was $7.5 million and $7.0 million, respectively.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	March 31, 2024	December 31, 2023
Long-term debt, gross	$200,000	$200,000
Accrued final fee	5,625	4,876
Unamortized debt issuance costs	(2,822)	(3,077)
Long-term debt, net	$202,803	$201,799
Upon the contractual maturity of the Company's long term debt, a payment of principal and final fees of $213.9 million is due on January 1, 2027.
8. Stock-Based Compensation
Stock Option Exchange Program
On January 16, 2024, the Company commenced an offer to certain eligible employees and consultants to exchange certain outstanding eligible options to purchase shares of the Company’s common stock for a lesser number of RSUs pursuant to an option exchange program (the “Option Exchange”). The Option Exchange expired on February 12, 2024. Pursuant to the Option Exchange, eligible option holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 5,059,129 shares of the Company’s common stock, representing approximately 98% of the total shares of common stock underlying the eligible options. On February 13, 2024, immediately following the expiration of the Option Exchange, the Company granted 2,129,594 shares of Replacement RSU Awards, pursuant to the terms of the Option Exchange. The Replacement RSU Awards will vest based on continued service with the Company over a period of either 1, 2 or 3 years, depending on the grant date of the exchanged options.
The exchange of stock options was treated as a modification for accounting purposes, which requires an incremental expense of $8.6 million to be recognized for the Replacement RSU Awards over their new service

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
periods (1 - 3 years). In addition, any unamortized expense remaining on the exchanged options as of the modification will be recognized over their original remaining service period.
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2023	7,919,699	$18.52	7.35	$1,435
Granted	2,904,500	3.84
Exercised	(21,863)	3.82
Forfeited(1)	(5,157,144)	23.15
Expired	(171,428)	23.21
Balance—March 31, 2024	5,473,764	$6.28	8.08	$28,716
Exercisable—March 31, 2024(2)	1,936,138	$9.39	5.20	$8,798
______________
(1)The number of stock options forfeited includes those exchanged in the Option Exchange as described above.
(2)Options exercisable includes early exercisable options.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2024. The intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.4 million, respectively.
The total grant-date fair value of the options vested during the three months ended March 31, 2024 and 2023 was $0.5 million and $6.2 million, respectively. The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2024 and 2023 was $2.71 and $10.93, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	2,929,602	$15.24
Granted(1)	4,715,094	4.03
Vested	(538,955)	17.71
Forfeited	(292,235)	11.08
Unvested Balance—March 31, 2024	6,813,506	$7.46
______________
(1)The number of RSU's granted includes those in association with the Option Exchange as described above.
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,657	$3,688
Selling, general, and administrative	6,373	5,791
Total stock-based compensation expense	$10,030	$9,479
As of March 31, 2024, there was $37.3 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.4 years. As of March 31, 2024, there was $45.8 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Expected term (in years)	6.0 – 6.1	5.0 – 6.1
Expected volatility	79.1 – 80.8%	75.2 – 78.4%
Risk-free interest rate	3.9 – 4.2%	3.5 – 4.7%
Dividend yield	—%	—%
9. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the three months ended March 31, 2024.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2024	2023
Stock options to purchase common stock	5,473,764	8,343,760
Early exercised options subject to future vesting	—	11,135
RSUs subject to future vesting	6,813,506	2,807,215
ESPP shares subject to future issuance	359,184	98,670
Total	12,646,454	11,260,780

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built the industry's leading platform for dermatologic product development and commercialization. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop and commercialize differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream"), in August 2022 after obtaining our initial U.S. Food and Drug Administration ("FDA") approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream for the treatment of plaque psoriasis in individuals 12 years or age or older. ZORYVE cream is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 ("PDE4") inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions.

In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% ("ZORYVE foam") for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam has been shown to provide rapid disease clearance and significant reduction in itch in clinical trials. In a pivotal Phase 3 study, 80% of individuals treated with ZORYVE foam achieved the primary efficacy endpoint of IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at Week 8, and just over 50% of individuals achieved an IGA score of clear at Week 8. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 48 hours of first application. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in late January 2024. Seborrheic dermatitis is estimated to occur in as many as 10 million people in the United States, and is associated with a substantial psychosocial burden for those suffering from the disease.

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
Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our pivotal Phase 3 clinical trial. We announced positive topline data in September 2022, and we plan to submit an sNDA in the third quarter of 2024.
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
We have incurred net losses in each year since inception, including net losses of net losses of $35.4 million and $80.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1,017.3 million and cash, cash equivalents, restricted cash, and marketable securities of $404.5 million. As of March 31, 2024, we had $200.0 million outstanding under the Loan Agreement.
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
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA approved product, ZORYVE cream, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. Additionally, in June 2023, we began recognizing revenue net of deductions for ZORYVE cream in Canada and, in January 2024, for ZORYVE foam. We will continue to evaluate trends related to revenue for ZORYVE. Additionally, if our development efforts for our other product candidates and ZORYVE label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from product sales.
Other Revenue
Other revenue relates to the Sato License Agreement and the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE cream, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Our cost of sales will reflect a lower average per unit cost of materials until inventory that was previously expensed is sold, which is expected to occur over the next eighteen months. As of March 31, 2024 and December 31, 2023, the value of this inventory, mostly at the raw materials stage, was approximately $8.7 million and $8.7 million, respectively.
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
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities, as well as changes in the fair value of the derivative related to our debt. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense
Interest expense is related to interest incurred on our long term debt.
Provision for Income Taxes
Provision for income taxes is related to the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Product revenue, net	$21,569	$2,781	$18,788	676%
Other revenue	28,000	—	28,000	*
Total revenues	49,569	2,781	46,788	1682%

Operating expenses:
Cost of sales	3,256	783	2,473	316%
Research and development	23,141	35,345	(12,204)	(35)%
Selling, general, and administrative	54,794	42,918	11,876	28%
Total operating expenses	81,191	79,046	2,145	3%
Loss from operations	(31,622)	(76,265)	44,643	(59)%

Other income (expense):
Other income, net	4,044	3,207	837	26%
Interest expense	(7,480)	(7,042)	(438)	6%

Loss before income taxes	(35,058)	(80,100)	45,042	(56)%

Provision for income taxes	324	—	324	*

Net loss	$(35,382)	$(80,100)	$44,718	(56)%
______________
*Not applicable
Product revenue, net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream in August 2022, Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE in June 2023, and additional U.S. revenue in the first quarter of 2024 following the FDA approval and subsequent commercial launch of ZORYVE foam in January 2024.

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Product revenue, net
ZORYVE cream	$15,026	$2,781	$12,245	440%
ZORYVE foam	6,543	—	6,543	*
Total product revenue, net	$21,569	$2,781	$18,788	676%
______________
*Not applicable

    Product revenue, net, for ZORYVE cream increased by $12.2 million for the three months ended March 31, 2024 compared to three months ended March 31, 2023, primarily driven by higher end customer demand for ZORYVE cream in the United States and the commercial launch of ZORYVE cream in Canada in June 2023.
Product revenue, net, for ZORYVE foam increased by $6.5 million for the three months ended March 31, 2024 compared to three months ended March 31, 2023, driven by its commercial launch in January 2024.
Other revenue
Other revenue in the first quarter of 2024 includes $25.0 million received as an upfront payment in connection with the Sato Agreement and a $3.0 milestone payment received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $2.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is related primarily to additional ZORYVE cream and foam product costs incurred. Prior to the dates on which the initial regulatory approvals were received for each product, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next eighteen months. See Note 5 to the condensed consolidated financial statements for additional information.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$3,588	$16,186	$(12,598)	(78)%
Topical JAK inhibitor program	667	1,172	(505)	(43)%
Other early stage programs	4,133	1,132	3,001	265%
Indirect costs:
Compensation and personnel-related	10,378	10,835	(457)	(4)%
Other	4,375	6,020	(1,645)	(27)%
Total research and development expense	$23,141	$35,345	$(12,204)	(35)%
Research and development expenses decreased by $12.2 million, or 35%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis and roflumilast foam in seborrheic dermatitis and scalp and body psoriasis, partially offset by manufacturing costs incurred related to the development of early stage programs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $11.9 million, or 28%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to an increase in sales and marketing expenses of $6.2 million and an increase in compensation and personnel-related expenses of $5.3 million. These increases were primarily due to our continued commercialization efforts for ZORYVE.
Other Income, Net
Other income, net increased by $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the change in fair value of the derivative related to our debt, as well as the impact of higher interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense
Interest expense increased by $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to the impact of higher interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense of $0.3 million for the three months ended March 31, 2024 was primarily due to withholding tax on the Huadong License and Collaboration Agreement.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM, and revenue from the sale of ZORYVE cream and foam. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $404.5 million, and an accumulated deficit of $1,017.3 million. We maintain cash balances with financial institutions in excess of insured limits. In March 2024, we completed a public offering of shares of our common stock and received $161.7 million in net proceeds. In March 2024, we received an upfront payment of $25.0 million related to the Sato Agreement and a milestone payment $2.7 million related to the Huadong Agreement. As of March 31, 2024, we had $200.0 million outstanding under the Loan Agreement.
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
•the cost of commercialization activities for ZORYVE or any future product candidates that are approved for sale, including marketing, sales and distribution costs, and any discounts or rebates to obtain access;
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
On November 1, 2023, we entered into an amendment to the Loan Agreement. Pursuant to the amendment, the terms of the Loan Agreement were revised to, among others, (i) eliminate the undrawn tranche C term loan of up to $25.0 million, (ii) modify the financial covenant relating to minimum net product revenue and remove the market capitalization threshold, and (iii) include an additional minimum financing covenant. The modified financial covenant requires us to generate a minimum net product revenue equal to 75% of our projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by us to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, we agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the our equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. We raised the required capital during the first quarter of 2024 and were in compliance with all covenants under the Loan Agreement as of March 31, 2024.
The tranche A term loan was funded on December 22, 2021. Following the approval of ZORYVE, we drew down $125.0 million on the tranche B term loans, which we received in August 2022. As amended, the Loan Agreement provides for term loans to us in an aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of March 31, 2024.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate ("SOFR") for a term of one month was substituted for the benchmark rate. On March 31, 2024, the rate was 12.87%.
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
We were in compliance with all covenants under the Loan Agreement as of March 31, 2024.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash used in operating activities	$(31,603)	$(80,344)
Cash provided by (used in) investing activities	(28,697)	107,751
Cash provided by financing activities	161,764	100
Effect of exchange rate changes on cash	(73)	(52)
Net increase in cash, cash equivalents, and restricted cash	$101,391	$27,455
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $31.6 million, which consisted of a net loss of $35.4 million and a change in net operating assets and liabilities of $5.4 million, partially offset by net non-cash charges of $9.2 million. The net non-cash charges were primarily related to stock-based compensation expense of $10.0 million.
During the three months ended March 31, 2023, net cash used in operating activities was $80.3 million, which consisted of a net loss of $80.1 million and a change in net operating assets and liabilities of $9.0 million, partially offset by net non-cash charges of $8.8 million. The net non-cash charges were primarily related to stock-based compensation expense of $9.5 million.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $28.7 million, which was comprised primarily by purchases of marketable securities of $106.0 million, offset by proceeds from the maturities of marketable securities of $77.3 million.
During the three months ended March 31, 2023, net cash provided by investing activities was $107.8 million, which was comprised primarily of proceeds from the maturities of marketable securities of $147.5 million, partially offset by purchases of marketable securities of $39.7 million.

Net Cash Provided by Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $161.8 million, which was comprised primarily of $161.7 million of net proceeds from our February 2024 public stock offering.
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, which related to proceeds from the issuance of common stock upon the exercise of stock options.
Contractual Obligations and Contingent Liabilities
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2024, we had cash and cash equivalents of $190.1 million, restricted cash of $0.6 million, and marketable securities of $213.8 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of March 31, 2024, we had $200.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate ("SOFR") for a term of one month was substituted for the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of March 31, 2024, for every 100 basis point increase in the interest rates, we would incur approximately $2.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At March 31, 2024 we had cash balances denominated in Canadian dollars of $5.5 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware on March 26, 2024 and March 27, 2024, respectively, based on the submission to the FDA of an ANDA seeking approval to market and sell a generic version of Arcutis’s ZORYVE® 0.3% cream for the treatment of plaque psoriasis. The complaint asserts infringement of the following six patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE® 0.3% cream: 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796; and 11,819,496 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to infringe.
On April 23, 2024, Padagis responded to the complaint in the District Court of Delaware, denying infringement and asserting counterclaims seeking a declaratory judgement that the asserted patents are not infringed, invalid and/or unenforceable.

Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1	Amended and Restated Sales Agreement, dated January 31, 2024, by and between Registrant and Cowen and Company, LLC.	S-3	1/31/24	1.2
10.2	Amendment Employment Agreement, dated February 22, 2024, by and between the Registrant and Matthew R. Moore.	10-K	2/22/24	10.35
10.3†	License Agreement, dated as of February 27, 2024, by and between the Registrant and Sato Pharmaceutical Co., Ltd.				X
10.4	First Amendment to the License Agreement, dated February 18, 2024, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.				X
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 14, 2024	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2024	By:	/s/ David Topper
David Topper Chief Financial Officer (Principal Financial and Accounting Officer)