Form 10-Q/A
period 2024-03-31
Arcutis Biotherapeutics, Inc.
filed 2024-07-24
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q/A

Amendment No. 1
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

to

Commission File Number:
001-39186

ARCUTIS BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-2974255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3027 Townsgate Road Suite 300 Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)
(805)
418-5006
(Registrant’s telephone number, including area code)
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
for the quarterly period ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 14, 2024 (the “Original Filing”), to revise Part II “Item 5. Other Information” of the Original Filing to add a Rule
10b5-1
trading arrangement entered into by a member of the Company’s board of directors, adopted on March 5, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.
This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•

On March 5, 2024, Howard G. Welgus, M.D., member of our Board of Directors, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 93,386 shares of common stock held by Mr. Welgus and the potential exercise and sale of up to 26,614 options held by Mr. Welgus between June 4, 2024 and May 30, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1

3.2	Restated Bylaws.	10-Q	5/12/20	3.2

4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1

4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2

10.1	Amended and Restated Sales Agreement, dated January 31, 2024, by and between Registrant and Cowen and Company, LLC.	S-3	1/31/24	1.2

10.2	Amendment Employment Agreement, dated February 22, 2024, by and between the Registrant and Matthew R. Moore.	10-K	2/22/24	10.35

10.3†	License Agreement, dated as of February 27, 2024, by and between the Registrant and Sato Pharmaceutical Co., Ltd.	10-Q	5/14/24	10.3

10.4	First Amendment to the License Agreement, dated February 18, 2024, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.	10-Q	5/14/24	10.4

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	5/14/24	32.1

101.INS	Inline XBRL Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

^

Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date: July 24, 2024	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 24, 2024	By:	/s/ David Topper
David Topper Chief Financial Officer (Principal Financial and Accounting Officer)