Form 10-Q
period 2024-06-30
Arcutis Biotherapeutics, Inc.
filed 2024-08-14
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 9, 2024 was 116,891,023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,270	$88,398
Restricted cash	617	925
Marketable securities	278,167	183,463
Trade receivables, net	43,411	25,807
Inventories	13,880	13,134
Prepaid expenses and other current assets	14,246	18,704
Total current assets	434,591	330,431
Property, plant, and equipment, net	1,347	1,539
Intangible assets, net	6,063	6,438
Operating lease right-of-use asset	2,163	2,361
Other assets	595	596
Total assets	$444,759	$341,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,943	$11,992
Accrued liabilities	42,632	33,941
Operating lease liability	777	735
Total current liabilities	51,352	46,668
Operating lease liability, noncurrent	2,978	3,382
Long-term debt, net	203,808	201,799
Other long-term liabilities	194	849
Total liabilities	258,332	252,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 116,480,267 and 96,787,343 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	9
Additional paid-in capital	1,256,327	1,070,558
Accumulated other comprehensive loss	(294)	4
Accumulated deficit	(1,069,618)	(981,904)
Total stockholders’ equity	186,427	88,667
Total liabilities and stockholders’ equity	$444,759	$341,365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$30,858	$4,770	$52,427	$7,551
Other revenue	—	420	28,000	420
Total revenues	30,858	5,190	80,427	7,971

Operating expenses:
Cost of sales	3,464	776	6,720	1,559
Research and development	19,298	25,219	42,439	60,564
Selling, general, and administrative	58,173	45,958	112,967	88,876
Total operating expenses	80,935	71,953	162,126	150,999
Loss from operations	(50,077)	(66,763)	(81,699)	(143,028)

Other income (expense):
Other income, net	5,229	3,121	9,273	6,328
Interest expense	(7,484)	(7,349)	(14,964)	(14,391)

Loss before income taxes	(52,332)	(70,991)	(87,390)	(151,091)

Provision for income taxes	—	—	$324	$—

Net loss	$(52,332)	$(70,991)	$(87,714)	$(151,091)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(127)	128	(243)	852
Foreign currency translation adjustment	(34)	(6)	$(55)	$(58)
Total other comprehensive income (loss)	(161)	122	(298)	794

Comprehensive loss	$(52,493)	$(70,869)	$(88,012)	$(150,297)

Per share information:
Net loss per share, basic and diluted	$(0.42)	$(1.16)	$(0.75)	$(2.46)
Weighted-average shares used in computing net loss per share, basic and diluted	123,480,849	61,430,620	117,264,687	61,300,577
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	96,787,349	$9	$1,070,558	$4	$(981,904)	$88,667
Issuance of shares of common stock net of discount and issuance costs of $10,820	18,157,895	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	21,863	—	82	—	—	82
Issuance of common stock upon the vesting of restricted stock units	538,330	—	—	—	—	—
Stock-based compensation expense	—	—	10,030	—	—	10,030
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(35,382)	(35,382)
Balance—March 31, 2024	115,505,437	12	1,242,349	(133)	(1,017,286)	224,942
Issuance of common stock upon the exercise of stock options	147,490	—	806	—	—	806
Issuance of common stock upon the vesting of restricted stock units	443,365	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	383,975	—	649	—	—	649
Stock-based compensation expense	—	—	12,523	—	—	12,523
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(52,332)	(52,332)
Balance—June 30, 2024	116,480,267	$12	$1,256,327	$(294)	$(1,069,618)	$186,427
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	61,037,403	$6	$930,425	$(1,086)	$(719,764)	$209,581
Issuance of common stock upon the exercise of stock options	31,497	—	100	—	—	100
Issuance of common stock upon the vesting of restricted stock units	285,314	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,718	—	—	—	—
Stock-based compensation expense	—	—	9,479	—	—	9,479
Unrealized loss on marketable securities	—	—	—	724	—	724
Foreign currency translation adjustment				(52)		(52)
Net loss	—	—	—	—	(80,100)	(80,100)
Balance—March 31, 2023	61,357,932	6	940,004	(414)	(799,864)	139,732
Issuance of common stock upon the exercise of stock options	35,700	—	74	—	—	74
Issuance of common stock upon the vesting of restricted stock units	77,221	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	3,719	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	155,446	—	993	—	—	993
Stock-based compensation expense	—	—	10,578	—	—	10,578
Unrealized gain on marketable securities	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(70,991)	(70,991)
Balance—June 30, 2023	61,630,018	$6	$951,649	$(292)	$(870,855)	$80,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,714)	$(151,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	334	373
Non-cash lease expense	198	175
Amortization of intangible assets	375	376
Net accretion on marketable securities	(4,113)	(3,985)
Non-cash interest expense	2,009	1,998
Stock-based compensation expense	22,553	20,057
Changes in fair value of embedded derivative instrument	(655)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,524)	(8,749)
Inventories	(746)	(2,960)
Prepaid expenses and other current assets	3,369	(1,494)
Accounts payable	(4,172)	8,319
Accrued liabilities	8,726	(9,524)
Operating lease liabilities	(362)	(324)
Net cash used in operating activities	(76,722)	(146,829)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(231,727)	(85,273)
Proceeds from maturities of marketable securities	140,893	282,500
Purchases of property and equipment	—	(358)
Net cash provided by (used in) investing activities	(90,834)	196,869
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	888	174
Proceeds from issuance of common stock pursuant to employee stock purchase plan	649	993
Proceeds from issuance of common stock, net of issuance costs	161,682	—
Net cash provided by financing activities	163,219	1,167
Effect of exchange rate changes on cash	(99)	(43)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,436)	51,164
Cash, cash equivalents, and restricted cash at beginning of period	89,323	54,875
Cash, cash equivalents, and restricted cash at end of period	$84,887	$106,039
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$13,021	$12,313
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
The Company received U.S. Food and Drug Administration ("FDA") approval of its first product, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream 0.3%"), on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream 0.3% in plaque psoriasis on April 28, 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% ("ZORYVE foam"), on December 15, 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in late January 2024. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.15%, ("ZORYVE cream 0.15%") on July 9, 2024, for the treatment of mild to moderate atopic dermatitis in adult and pediatric patients 6 years of age and older, and began U.S. commercialization in late July 2024.
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
In addition to the sale of common stock, the offering completed in October 2023 consisted of prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and were not exercised as of June 30, 2024.
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
At-the-Market ("ATM") Offerings
On May 6, 2021, the Company entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC ("Cowen"), under which the Company would from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In March 2022, the Company sold 882,353 shares under the ATM for $17.00 per share and received $14.5 million in net proceeds. In December 2023, the Company sold 1,250,000 shares under the ATM for $2.60 per share and received $3.1 million in net proceeds.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,069.6 million and $981.9 million as of June 30, 2024 and December 31, 2023, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $363.1 million and $272.8 million as of June 30, 2024 and December 31, 2023, respectively. The Company has $200.0 million outstanding under the Loan Agreement as of June 30, 2024. See Note 7.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2024, the interim condensed consolidated statements of operations and comprehensive loss, and the condensed consolidated statements of changes in stockholders' equity and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Significant Accounting Policies

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in Note 2 of the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Restricted Cash
As of June 30, 2024 and December 31, 2023, the Company held $0.6 million and $0.9 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's amended office space lease.
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
Recently Issued Accounting Pronouncements
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenue
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ZORYVE cream 0.3%	$17,258	$4,770	$32,284	$7,551
ZORYVE foam	13,600	—	20,143	—
Total product revenue, net	30,858	4,770	52,427	7,551
Other revenue	—	420	28,000	420
Total revenues	$30,858	$5,190	$80,427	$7,971
Other revenue relates to the Sato and Huadong licensing agreements. See Note 6.

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$84,270	$—	$—	$84,270
Commercial paper	—	4,931	—	4,931
Certificates of deposit	—	4,995	—	4,995
Corporate debt securities	—	123,061	—	123,061
U.S. Treasury and agency securities	145,180	—	—	145,180
Total assets	$229,450	$132,987	$—	$362,437
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$73,544	$—	$—	$73,544
Commercial paper	—	11,806	—	11,806
Corporate debt securities	—	59,954	—	59,954
U.S. Treasury securities	126,557	—	—	126,557
Total assets	$200,101	$71,760	$—	$271,861
______________
(1)This balance includes cash requirements settled on a nightly basis.
Money market funds and U.S. Treasury and agency securities are valued based on quoted market prices in active markets, with no valuation adjustment.
Commercial paper, certificates of deposit, and corporate debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	June 30, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$84,270	$—	$—	$84,270
Total cash and cash equivalents	$84,270	$—	$—	$84,270
Marketable securities:
Commercial paper	$4,932	$—	$(1)	$4,931
Certificates of deposit	4,995	—	—	4,995
Corporate debt securities	123,145	4	(88)	123,061
U.S. Treasury and agency securities	145,238	15	(73)	145,180
Total marketable securities	$278,310	$19	$(162)	$278,167
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$73,544	$—	$—	$73,544
Corporate debt securities	14,851	3	—	14,854
Total cash and cash equivalents	$88,395	$3	$—	$88,398
Marketable securities:
Commercial paper	$11,817	$1	$(12)	$11,806
Corporate debt securities	45,056	45	(1)	45,100
U.S. Treasury securities	126,492	82	(17)	126,557
Total marketable securities	$183,365	$128	$(30)	$183,463
______________
(1)This balance includes cash requirements settled on a nightly basis.

Realized gains or losses on investments for the three and six months ended June 30, 2024 and 2023 were not material. As of June 30, 2024, it was determined that no credit losses exist, because the change in market value of those securities resulted from fluctuations in market interest rates since the time of purchase, rather than a deterioration of the credit worthiness of the issuers. As of June 30, 2024 and December 31, 2023, all securities have a maturity of 18 months or less and all securities with gross unrealized losses have been in a continuous loss position for less than one year. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the change in the fair value of the embedded derivative instrument for the six months ended June 30, 2024 (in thousands). There was no activity for the six months ended June 30, 2023.

June 30,
2024
Beginning balance	$849
Gain from changes in fair value	(655)
Ending balance	$194
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. Refer to Note 7 for further discussion on the embedded derivative instrument.
5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$6,095	$9,951
Work in progress	1,969	486
Finished goods	5,816	2,697
Total inventories	$13,880	$13,134
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid co-pay assistance program and rebates	$2,532	$8,608
Prepaid clinical trial costs	1,698	1,024
Prepaid insurance	1,346	864
Other prepaid expenses and current assets	8,670	8,208
Total prepaid expenses and other current assets	$14,246	$18,704
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued sales deductions	$22,992	$11,578
Accrued compensation	10,012	14,872
Clinical trial accruals	319	4,192
Accrued expenses and other current liabilities	9,309	3,299
Total accrued liabilities	$42,632	$33,941
6. License Agreements & Acquisition
Sato License Agreement
On February 27, 2024, the Company entered into a License Agreement with Sato Pharmaceutical Co., Ltd. (“Sato”). Pursuant to the terms of the License Agreement, the Company grants to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Sato

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit roflumilast formulations (the “Licensed Products”) for all therapeutic uses for certain dermatological indications in humans (the “Field”) in Japan (the "Territory").
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
Other revenue under the Sato agreement was $25.0 million for the three and six months ended June 30, 2024.
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
For the three and six months ended June 30, 2024, the Company recognized zero and $3.0 million, respectively, of Other revenue and zero and $0.3 million, respectively, of income tax expense related to the achievement of a development and regulatory milestone. No milestones were achieved for the three and six months ended June 30, 2023.
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement, or the AstraZeneca License Agreement, with AstraZeneca AB ("AstraZeneca"), granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, the AZ-Licensed Products, for all diagnostic, prophylactic and therapeutic uses for human dermatological indications, or the Dermatology Field. Under this agreement, the Company has sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at its expense, and it shall use commercially reasonable efforts to develop, obtain and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense was $0.2 million during the three months ended June 30, 2024 and 2023 and $0.4 million during the six months ended June 30, 2024 and 2023.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, and payments up to an additional aggregate amount of $15.0 million upon the achievement of certain aggregate worldwide net sales milestones, of which $5.0 million will become payable when the Company achieves $100.0 million in worldwide sales. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream 0.3% in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense was $0.9 million and $1.6 million during the three and six months ended June 30, 2024, respectively. Royalty expense during the three and six months ended June 30, 2023 were not material.
There were no milestone payments made or payable in connection with AZ-Licensed Products for the three and six months ended June 30, 2024 and 2023.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The tranche A term loan under the Loan Agreement was funded on December 22, 2021 in the amount of $75.0 million. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded and the Company received $125.0 million on August 2, 2022. The amended Loan Agreement provides for term loans to the Company in aggregate principal amount of up to $200.0 million, which amounts were fully drawn as of December 31, 2023.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. The applicable rate is a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate (SOFR) for a term of one month was substituted for the benchmark rate. On June 30, 2024, the rate was 12.88%. The maturity date for each term loan is January 1, 2027.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recognized a $0.1 million and $0.7 million gain, respectively, in Other income, net related to the change in fair value of the embedded derivative instrument. The fair value of the embedded derivative instrument as of June 30, 2024 and December 31, 2023 was a liability of $0.2 million and $0.8 million, respectively, and is included in Other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 4.
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
Pursuant to the amendment, the modified financial covenant requires the Company to generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing 12 month basis for the month ending December 31, 2023 and then tested on a trailing six month basis, as of the end of each month, for the month ending January 31, 2024 and each month thereafter. Pursuant to the amendment, each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. In addition, the Company agreed to raise at least $31.0 million in net cash proceeds, during the period commencing on November 1, 2023 and ending on April 1, 2024, from (a) the sale or issuance of the Company’s equity interests, (b) business development or collaboration agreements (including upfront, milestone, royalty, and other payments), or (c) subordinated debt, in each case as permitted pursuant to the terms of the Loan Agreement. The Company raised the required capital during the first quarter of 2024 and was in compliance with all financing covenants under the Loan Agreement as of June 30, 2024.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.7 million is recognized over the life of the term loan through interest expense. At June 30, 2024 and December 31, 2023, the effective interest rate was 14.79% and 14.81%, respectively. Interest expense relating to the term loan for the three and six months ended June 30, 2024 was $7.5 million and $15.0 million, respectively, and $7.4 million and $14.4 million for three and six months ended June 30, 2023.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes additional information related to the Company's long-term debt (in thousands):

	June 30, 2024	December 31, 2023
Long-term debt, gross	$200,000	$200,000
Accrued final fee	6,374	4,876
Unamortized debt issuance costs	(2,566)	(3,077)
Long-term debt, net	$203,808	$201,799
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $213.9 million is due on January 1, 2027.
In July 2024, the Company entered into an additional amendment to the Loan Agreement which substantially changed the terms discussed above, See Note 10.
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
The exchange of stock options was treated as a modification for accounting purposes, which requires an incremental expense of $8.6 million to be recognized for the Replacement RSU Awards over their new service periods (1 - 3 years). In addition, any unamortized expense remaining on the exchanged options as of the modification will be recognized over their original remaining service period.
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2023	7,919,699	$18.52	7.35	$1,435
Granted	3,622,916	5.12
Exercised	(169,353)	5.25
Forfeited(1)	(5,192,738)	23.05
Expired	(308,444)	24.45
Balance—June 30, 2024	5,872,080	$6.32	8.28	$25,327
Exercisable—June 30, 2024	2,050,582	$8.01	6.25	$8,640
______________
(1)The number of stock options forfeited includes those exchanged in the Option Exchange as described above.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2024. The intrinsic value of options exercised for the six months ended June 30, 2024 and 2023 was $0.8 million and $0.7 million, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The total grant-date fair value of the options vested during the six months ended June 30, 2024 and 2023 was $2.2 million and $14.9 million, respectively. The weighted-average grant-date fair value of employee options granted during the six months ended June 30, 2024 and 2023 was $3.59 and $10.25, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	2,929,602	$15.24
Granted(1)	5,300,872	4.63
Vested	(982,595)	12.98
Forfeited	(568,839)	9.39
Unvested Balance—June 30, 2024	6,679,040	$7.65
______________
(1)The number of RSU's granted includes those in association with the Option Exchange as described above.
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years, except those issued in connection with the Option Exchange as described above.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,799	$4,220	$7,456	$7,908
Selling, general, and administrative	8,724	6,358	15,097	12,149
Total stock-based compensation expense	$12,523	$10,578	$22,553	$20,057
As of June 30, 2024, there was $33.7 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2024, there was $42.5 million of total unrecognized compensation cost related to RSUs that is expected to vest, which is expected to be recognized over a weighted-average period of 2.6 years.
In April 2024, in connection with the retirement of the former Chief Financial Officer, the Company modified the terms of this individual's historical stock awards. As a result of the modifications, the Company recognized $1.7 million of incremental stock compensation expense during the period, which is included in selling, general and administrative expenses.
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Expected term (in years)	1.8 – 6.1	5.0 – 6.1
Expected volatility	79.1 – 83.2%	75.2 – 78.4%
Risk-free interest rate	3.9 – 5.0%	3.5 – 4.7%
Dividend yield	—%	—%

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the three and six months ended June 30, 2024.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2024	2023
Stock options to purchase common stock	5,872,080	8,257,763
Early exercised options subject to future vesting	—	7,416
RSUs subject to future vesting	6,679,040	2,912,694
ESPP shares subject to future issuance	29,722	17,004
Total	12,580,842	11,194,877

10. Subsequent Events
In July 2024, the Company entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. ("Kowa") to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE cream and ZORYVE foam to primary care practitioners and pediatricians for all FDA-approved indications until July 2029. Under the terms of the agreement, Arcutis will recognize all revenue and Kowa will receive a commission from sales attributed to Kowa.

In August 2024, the Company amended its Loan Agreement with SLR which substantially changed the terms, including (i) allowance for a one-time partial prepayment of existing term loans after October 7, 2024, and on or before December 15, 2024, with a 1.0% prepayment premium (the "2024 Partial Prepayment"); (ii) upon making the 2024 Partial Prepayment, an additional tranche C-1 term loan of up to $50.0 million (expiring March 31, 2026) and an additional tranche C-2 term loan of up to $50.0 million (expiring on June 30, 2026) will become available, subject to the Company generating a minimum net product revenue equal to 80% of its projected net product revenue as set forth in our annual plan for the respective period (iii) extension of the maturity date to August 1, 2029, or January 1, 2027 if the 2024 Partial Prepayment is not made; (iv) if the 2024 Partial Prepayment is made, the applicable per annum interest rate will be equal to 5.95% plus the greater of (a) 2.50% per annum and (b) SOFR; (v) permission for us to prepay the full loan amount prior to the maturity date with a prepayment penalty of up to 3.0%; and (vi) removal of the cap on acquisition costs.

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
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% ("ZORYVE cream 0.3%"), in August 2022 after obtaining our initial U.S. Food and Drug Administration ("FDA") approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 ("PDE4") inhibitor. PDE4 is an established biological target in dermatology, with multiple PDE4 inhibitors approved by the FDA for the treatment of dermatological conditions.

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

In addition to the approval of ZORYVE cream 0.3% for plaque psoriasis and ZORYVE foam for seborrheic dermatitis, we also recently received FDA approval of ZORYVE (roflumilast) cream 0.15%, (collectively, "ZORYVE")

in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use. ZORYVE cream 0.15% is a once-daily, steroid-free cream that provides rapid disease clearance and significant reduction in itch and has been specifically developed to be a treatment option for long-term disease control. We have also completed a Phase 3 trial of ZORYVE cream 0.05% in pediatric patients 2 to 5 years of age with mild to moderate atopic dermatitis (INTEGUMENT-PED). Based on the positive results from the INTEGUMENT-PED study, and given our recent approval of ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, we expect to submit a subsequent sNDA for topical ZORYVE cream 0.05% for children 2 to 5 years of age. We are also conducting INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age or older and ZORYVE cream 0.05% in subjects between the ages 2 and 5 years, for which we reported positive interim results in September 2023. In July 2024, we entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. ("Kowa"), under which Kowa will leverage its primary care sales force to market and promote ZORYVE cream and ZORYVE foam to primary care practitioners and pediatricians for all FDA approved indications.
Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our pivotal Phase 3 clinical trial. We announced positive topline data in September 2022, and we submitted an sNDA to the FDA for a label expansion to include scalp and body psoriasis in July 2024.
In addition to ZORYVE, we are developing ARQ-255, a deep-penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 ("JAK1") inhibitor, designed to preferentially deliver the drug deep into the hair follicle, the site of inflammation in alopecia areata, in order to potentially develop the first topical treatment for this disease. In December 2022, we announced that the first subject had been enrolled in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata. The first subject in the alopecia areata cohort enrolled in the second quarter of 2023.
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

In July 2024, we entered into a co-promotion agreement with Kowa to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE cream and ZORYVE foam in the United States to primary care practitioners and pediatricians for all FDA-approved indications until July 2029. Under the terms of the agreement, we will recognize all revenue and Kowa will receive a commission from sales attributed to Kowa.
We have incurred net losses in each year since inception, including net losses of $87.7 million and $151.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1,069.6 million and cash, cash equivalents, restricted cash, and marketable securities of $363.1 million. As of June 30, 2024, we had $200.0 million outstanding under the Loan Agreement.
We expect to continue to incur losses and significant expenses as we commercialize ZORYVE cream in psoriasis and atopic dermatitis, and ZORYVE foam in seborrheic dermatitis, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions, and commercialization. We expect to incur significant and prioritized commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE cream and foam, while we focus our clinical development spend on ARQ-234, ARQ-255, and ZORYVE label extensions, if we obtain regulatory approval for them. If our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the condensed consolidated financial statements for additional information.
We rely on third parties to conduct our nonclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single source suppliers, for our nonclinical and clinical trial materials, as well as the commercial supply of our products.

Components of Our Results of Operations
Revenue
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA approved product, ZORYVE cream 0.3%, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. Additionally, in June 2023, we began recognizing revenue net of deductions for ZORYVE cream 0.3% in Canada and, in January 2024, for ZORYVE foam. We received FDA approval of ZORYVE cream 0.15% for atopic dermatitis and began recognizing related revenues in July 2024. We will continue to evaluate trends related to revenue for ZORYVE. Additionally, if our development efforts for our other product candidates and ZORYVE label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from product sales.
Other Revenue
Other revenue for 2024 relates to the Sato License Agreement and the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information. Other revenue for the 2023 periods is a result of shares of common stock acquired in connection with a collaboration.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE cream, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Our cost of sales will reflect a lower average per unit cost of materials until inventory that was previously expensed is sold, which is expected to occur over the next fourteen months. As of June 30, 2024 and December 31, 2023, the value of this inventory, mostly at the raw materials stage, was approximately $7.9 million and $8.7 million, respectively.
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
We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the phase 1 ARQ-255 study for alopecia areata and early development of ARQ-234 for atopic dermatitis.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE cream and foam. Other selling, general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax, and general legal services. We expect our selling, general and administrative expenses to continue to increase in the future as we continue to commercialize ZORYVE and potentially other product candidates and support our operations, including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities, as well as changes in the fair value of the derivative related to our debt. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense
Interest expense is related to interest incurred on our long-term debt.
Provision for Income Taxes
Provision for income taxes is related to the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Product revenue, net	$30,858	$4,770	$26,088	547%
Other revenue	—	420	(420)	(100)%
Total revenues	30,858	5,190	25,668	495%

Operating expenses:
Cost of sales	3,464	776	2,688	346%
Research and development	19,298	25,219	(5,921)	(23)%
Selling, general, and administrative	58,173	45,958	12,215	27%
Total operating expenses	80,935	71,953	8,982	12%
Loss from operations	(50,077)	(66,763)	16,686	(25)%

Other income (expense):
Other income, net	5,229	3,121	2,108	68%
Interest expense	(7,484)	(7,349)	(135)	2%
Total other income (expense)	(2,255)	(4,228)	1,973	(47)%

Net loss	$(52,332)	$(70,991)	$18,659	(26)%
______________
*Not applicable
Product Revenue, Net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream 0.3% in August 2022, Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE in June 2023, and additional U.S. revenue in the first quarter of 2024 following the FDA approval and subsequent commercial launch of ZORYVE foam in January 2024.

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$17,258	$4,770	$12,488	262%
ZORYVE foam	13,600	—	13,600	*
Total product revenue, net	$30,858	$4,770	$26,088	547%
______________
*Not applicable
    Product revenue, net, for ZORYVE cream 0.3% increased by $12.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by higher end customer demand and improving gross-to-net discounts for ZORYVE cream 0.3% in the United States and the commercial launch of ZORYVE cream 0.3% in Canada in June 2023.

Product revenue, net, for ZORYVE foam increased by $13.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by its commercial launch in January 2024.
Other Revenue
Other revenue for the three months ended June 30, 2023 is a result of shares of common stock acquired in connection with a collaboration agreement.
Cost of Sales
Cost of sales increased by $2.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is related primarily to an increase in customer demand for ZORYVE cream 0.3% and foam. Prior to the dates on which the initial regulatory approvals were received for each product, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next fourteen months. See Note 5 to the condensed consolidated financial statements for additional information.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$2,931	$6,770	$(3,839)	(57)%
Topical JAK inhibitor program	595	682	(87)	(13)%
Other early stage programs	1,835	710	1,125	158%
Indirect costs:
Compensation and personnel-related	9,362	11,659	(2,297)	(20)%
Other	4,575	5,398	(823)	(15)%
Total research and development expense	$19,298	$25,219	$(5,921)	(23)%
Research and development expenses decreased by $5.9 million, or 23%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis, coupled with a decrease in compensation and personnel-related expenses, partially offset by manufacturing costs incurred related to the development of early stage programs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $12.2 million, or 27%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase in compensation and personnel-related expenses of $6.2 million and an increase in sales and marketing expenses of $5.3 million. These increases were primarily due to our continued commercialization efforts for ZORYVE.
Other Income, Net
Other income, net increased by $2.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the impact of higher interest rates, coupled with a higher marketable securities balance.
Interest Expense
Interest expense increased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to the impact of higher interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Product revenue, net	$52,427	$7,551	$44,876	594%
Other revenue	28,000	420	27,580	6567%
Total revenues	80,427	7,971	72,456	909%

Operating expenses:
Cost of sales	6,720	1,559	5,161	331%
Research and development	42,439	60,564	(18,125)	(30)%
Selling, general, and administrative	112,967	88,876	24,091	27%
Total operating expenses	162,126	150,999	11,127	7%
Loss from operations	(81,699)	(143,028)	61,329	(43)%

Other income (expense):
Other income, net	9,273	6,328	2,945	47%
Interest expense	(14,964)	(14,391)	(573)	4%

Loss before income taxes	(87,390)	(151,091)	63,701	(42)%

Provision for income taxes	324	—	324	*

Net loss	$(87,714)	$(151,091)	$63,377	(42)%
______________
*Not applicable
Product Revenue, Net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream 0.3% in August 2022, Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE cream 0.3%

in June 2023, and additional U.S. revenue in the first quarter of 2024 following the FDA approval and subsequent commercial launch of ZORYVE foam in January 2024.

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$32,284	$7,551	$24,733	328%
ZORYVE foam	20,143	—	20,143	*
Total product revenue, net	$52,427	$7,551	$44,876	594%

______________
*Not applicable
    Product revenue, net, for ZORYVE cream 0.3% increased by $24.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by higher end customer demand and improvements in gross-to-net discounts for ZORYVE cream 0.3% in the United States and the commercial launch of ZORYVE cream 0.3% in Canada in June 2023.
Product revenue, net, for ZORYVE foam increased by $20.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by its commercial launch in January 2024.
Other Revenue
Other revenue in the six months ended June 30, 2024 includes $25.0 million received as an upfront payment in connection with the Sato Agreement and a $3.0 milestone payment received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $5.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is related primarily to an increase in customer demand for ZORYVE cream and foam. Prior to the dates on which the initial regulatory approvals were received for each product, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur over the next fourteen months. See Note 5 to the condensed consolidated financial statements for additional information.
Research and Development Expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$6,519	$22,955	$(16,436)	(72)%
Topical JAK inhibitor program	1,262	1,854	(592)	(32)%
Other early stage programs	5,968	1,843	4,125	224%
Indirect costs:
Compensation and personnel-related	19,740	22,494	(2,754)	(12)%
Other	8,950	11,418	(2,468)	(22)%
Total research and development expense	$42,439	$60,564	$(18,125)	(30)%
Research and development expenses decreased by $18.1 million, or 30%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis, coupled with decreases in compensation and personnel-related expenses and consulting costs, partially offset by manufacturing costs incurred related to the development of early stage programs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $24.1 million, or 27%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase in compensation and personnel-related expenses of $11.6 million and an increase in sales and marketing expenses of $11.5 million. These increases were primarily due to our continued commercialization efforts for ZORYVE.
Other Income, Net
Other income, net increased by $2.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the impact of higher interest rates, higher marketable securities balance and a decrease in fair value of the derivative related to our debt. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense
Interest expense increased by $0.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to the impact of higher interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense of $0.3 million for the six months ended June 30, 2024 was primarily due to withholding tax on the Huadong License and Collaboration Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM, and revenue from the sale of ZORYVE cream 0.3% and foam. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of June 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $363.1 million, and an accumulated deficit of $1,069.6 million. We maintain cash balances with financial institutions in excess of insured limits. In March 2024, we completed a public offering of shares of our common stock and received $161.7 million in net proceeds. In March 2024, we received an upfront payment of $25.0 million related to the Sato Agreement and a milestone payment $2.7 million related to the Huadong Agreement. As of June 30, 2024, we had $200.0 million outstanding under the Loan Agreement.
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
•the scope, progress, results, and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned or ongoing development activities of ZORYVE cream in atopic dermatitis, ARQ-255 in alopecia areata, and our formulation and nonclinical efforts for ARQ-234;
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
•the costs related to milestone payments to AstraZeneca, Hengrui or any future collaborator or licensing partner, upon the achievement of predetermined milestones;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel;
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio; and
•costs associated with any adverse market conditions or other macroeconomic factors.

Indebtedness
On December 22, 2021, we entered into a loan and security agreement with SLR and the lenders party thereto (as amended, the “Prior Loan Agreement”). The Prior Loan Agreement was amended and restated on January 10, 2023 (the "AR Loan Agreement") to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party to the AR Loan Agreement. We subsequently amended the AR Loan Agreement on November 1, 2023 (the "First Loan Agreement Amendment," and the AR Loan Agreement as amended by the First Loan Agreement Amendment, the "Amended Loan Agreement") and August 9, 2024 (the "Second Loan Agreement Amendment," and the Amended Loan Agreement, as amended, by Second Loan Agreement Amendment, the "Loan Agreement"). Pursuant to the Loan Agreement, the lenders have agreed to extend term loans to us in an aggregate principal amount of up to $200.0 million. The term loan facility is comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million. We refer to the tranche A, tranche B and tranche C term loans together as our Term Loans. The tranche A term loan was funded in December 2021 and we drew down the tranche B term loans in August 2022. The tranche C term loans were added pursuant to the Second Loan Agreement Amendment and will become available in the event that we make a 2024 Partial Prepayment, as defined below, and subject to certain terms and conditions.
Pursuant to the Second Loan Agreement Amendment, the terms of the Amended Loan Agreement were further revised to, among other changes, (i) add the tranche C-1 and tranche C-2 term loans, (ii) permit an optional partial prepayment of term loans outstanding during the period commencing on October 7, 2024 and ending on December 15, 2024, subject to a 1.0% prepayment penalty (the “2024 Partial Prepayment”); and (iii) facilitate certain other changes to the terms of the Amended Loan Agreement, including with respect to the applicable interest rate and maturity date, in the event that we make a 2024 Partial Prepayment. We may make 2024 Partial Prepayments in either a single partial prepayment of $100.0 million or two partial prepayments comprising a $75.0 million initial prepayment and a $25.0 million second prepayment. To the extent that we elect to make two partial prepayments and make a $75.0 million initial prepayment, we are not be obligated to make the $25.0 million second prepayment. In the event that we make a 2024 Partial Prepayment, and subject to us generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date, equal to 80% of our projected net product revenue as set forth in our annual plan for the respective period, we will be able to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026.
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. As of June 30, 2024, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate equal to the one-month term Secured Overnight Financing Rate ("SOFR"). On June 30, 2024, the rate was 12.88%. Pursuant to the Second Loan Agreement Amendment, the applicable rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the per annum rate equal to the one-month term SOFR; provided, however, that in the event that we do not make a 2024 Partial Prepayment, the applicable rate shall increase to a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% per annum and (b) the per annum rate equal to the one-month term SOFR. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029, or if no 2024 Partial Prepayment is made, on January 1, 2027 (such date, the “Maturity Date”).
Excluding the 2024 Partial Prepayment, we may voluntarily prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (i) 3.0% of the principal amount of such Term Loan so prepaid prior to the first anniversary of the Second Loan Agreement Amendment, (ii) 2.0% of the principal amount of such Term Loan so prepaid after the first anniversary of the Second Loan Agreement Amendment and prior to the second anniversary of the Second Loan Agreement Amendment, or (iii) 1.0% of the principal amount of such Term Loan so prepaid after the second anniversary of the Second Loan Agreement Amendment and prior to the Maturity Date.
As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We also agreed to a financial covenant whereby we must generate minimum net product revenue equal to 75% of our projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing six month basis as of the end of each month. Each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by us to deliver such annual plan on or before December 15 of the prior year would be an immediate event of default.
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
In connection with the Loan Agreement, we are obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans funded as of the Second Amendment Loan Agreement, (x) with respect to any 2024 Partial Prepayment, upon the earliest to occur of (A) January 1, 2027, (B) the acceleration of any Term Loan and (C) the prepayment, or refinancing, substitution or replacement of any Term Loan, and (y) with respect to the Term Loans outstanding on the Second Amendment Loan Agreement (other than 2024 Partial Prepayment), upon the earliest to occur of (A) the Maturity Date, (B) the acceleration of any Term Loan and (C) the prepayment, or refinancing, substitution or replacement of any Term Loan , (ii) a 2.00% fee with respect to tranche C term loans, due and payable on the earliest to occur of (A) the Maturity Date, (B) the acceleration of any Term Loan and (C) the prepayment, or refinancing, substitution or replacement of any Term Loan, (iii) a 2.00% extension fee with respect to tranche C term loans which remain unfunded after December 31, 2025, which shall accrue during the period commencing January 1, 2026, and ending on the earliest to occur of (A) the expiration of the tranche C term loan availability, and (B) the date on which tranche C term loan is fully drawn, and (iv) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the original Prior Loan Agreement, we previously had entered into an Exit Fee Agreement, whereby we agreed to pay an exit fee in the amount of 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
We were in compliance with all covenants under the Loan Agreement as of June 30, 2024.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash used in operating activities	$(76,722)	$(146,829)
Cash provided by (used in) investing activities	(90,834)	196,869
Cash provided by financing activities	163,219	1,167
Effect of exchange rate changes on cash	(99)	(43)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(4,436)	$51,164
Net Cash Used in Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $76.7 million, which consisted of a net loss of $87.7 million and a change in net operating assets and liabilities of $9.7 million, partially offset by net non-cash charges of $20.7 million. The net non-cash charges were primarily related to stock-based compensation expense of $22.6 million.
During the six months ended June 30, 2023, net cash used in operating activities was $146.8 million, which consisted of a net loss of $151.1 million and a change in net operating assets and liabilities of $14.7 million, partially offset by net non-cash charges of $19.0 million. The net non-cash charges were primarily related to stock-based compensation expense of $20.1 million.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $90.8 million, which was comprised primarily by purchases of marketable securities of $231.7 million, offset by proceeds from the maturities of marketable securities of $140.9 million.
During the six months ended June 30, 2023, net cash provided by investing activities was $196.9 million, which was comprised primarily of proceeds from the maturities of marketable securities of $282.5 million, partially offset by purchases of marketable securities of $85.3 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $163.2 million, which was comprised primarily of $161.7 million of net proceeds from our February 2024 public stock offering.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2024, we had cash and cash equivalents of $84.3 million, restricted cash of $0.6 million, and marketable securities of $278.2 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of June 30, 2024, we had $200.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. (or on any successor or substitute published rate) for a term of one month, subject to a replacement with an alternate benchmark rate and spread in certain circumstances. Starting in July 2023, the Secured Overnight Financing Rate ("SOFR") for a term of one month was substituted for the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of June 30, 2024, for every 100 basis point increase in the interest rates, we would incur approximately $2.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At June 30, 2024 we had cash balances denominated in Canadian dollars of $4.2 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware on March 26, 2024 and March 27, 2024, respectively, based on the submission to the FDA of an ANDA seeking approval to market and sell a generic version of Arcutis’s ZORYVE® 0.3% cream for the treatment of plaque psoriasis. The Company voluntarily withdrew its compliance in the U.S. District Court for the District of New Jersey. In the Delaware action, the Company asserts infringement of the following eleven patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE® 0.3% cream: 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796;11,819,496; 11,992,480; 12,005,051; 12,005,052; 12,011,437; and 12,016,848 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to infringe.
On April 23, 2024, Padagis responded to the complaint in the District Court of Delaware, denying infringement and asserting counterclaims seeking a declaratory judgement that the asserted patents are not infringed, invalid and/or unenforceable.
On July 19, 2024, Arcutis filed its first amended complaint that added the last five of the above listed patents to its infringement allegations. These patents were issued by the U.S. Patent and Trademark Office and listed in FDA’s Orange Book for Arcutis’s ZORYVE® 0.3% cream after the filing of the original complaint.

The court issued a scheduling order on June 10, 2024, which sets trial at the court’s convenience, or around April 13-17, 2026. The automatic 30-month stay of FDA approval of Padagis’s ANDA seeking approval for Arcutis’s ZORYVE® 0.3% cream is set to expire on August 14, 2026.
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
Our current and future collaboration arrangements may not be successful, which could adversely affect our ability to develop and commercialize future product candidates.
We have entered into a strategic collaboration and licensing agreement for topical roflumilast in Greater China and Southeast Asia with Hangzhou Zhongmei Huadong Pharmaceutical Co., a wholly owned subsidiary of Huadong Medicine Co., Ltd., a strategic collaboration and licensing agreement for topical roflumilast in Japan with Sato Pharmaceutical Co., Ltd., and a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to exclusively market and promote ZORYVE to primary care practitioners and pediatricians for all FDA approved indications in the United States. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We will face, to the extent that we decide to enter into future collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement, and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. Our current and future collaborations may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
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
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates; a collaborator with sales, marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities, including with respect to accessing primary care and pediatric practices; collaborators are or may in the future be entitled to fees, royalties, profit sharing, and other consideration, which may limit or otherwise negatively impact our profit and financial performance;
•we have and could in the future grant exclusive rights to our collaborators that prevent us from collaborating with others;
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
•collaborators may own or co-own intellectual property covering products that result from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;
•disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
Furthermore, we cannot assure you that any collaboration, or other strategic transaction, will achieve the expected synergies. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, dependence upon the performance and discretion of counterparties that we do not control and that may underperform or fail, disruption of our business, and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.

The terms of our loan and security agreement require us to meet certain operating and financial covenants, including a minimum financing covenant, and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

As of June 30, 2024, we had $200.0 million outstanding under our Loan Agreement. On August 9, we entered into a second amendment to the Loan Agreement, pursuant to which the terms were revised to, among others, permit an optional partial prepayment of term loans outstanding during the period commencing on October 7, 2024 and ending on December 15, 2024, subject to a 1.0% prepayment penalty (the “2024 Partial Prepayment”). We may make 2024 Partial Prepayments in either a single partial prepayment of $100.0 million or two partial prepayments comprising a $75.0 million initial prepayment and a $25.0 million second prepayment. To the extent that we elect to make two partial prepayments and make a $75.0 million initial prepayment, we are not obligated to make the $25.0 million second prepayment. In the event that we make a 2024 Partial Prepayment, and subject to us generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date, equal to 80% of our projected net product revenue as set forth in our annual plan for the respective period, we will be able to draw down a tranche C-1 term loan of up to $50.0 million and a tranche C-2 term loan of up to $50.0 million. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. The amended Loan Agreement provides for term loans to us in an aggregate principal amount of up to $200.0 million. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.

The Loan Agreement contains a number of representations and warranties and affirmative and restrictive covenants, including financial covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. The Loan Agreement includes a financial covenant whereby we must generate minimum net product revenue equal to 75% of our projected net product revenue as set forth in our annual plan for the respective period, tested on a trailing six month basis as of the end of each month. Each annual plan shall be approved by our board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by us to deliver such annual plan on or before December 15 of the prior year would be an immediate event of default.

If the debt under the Loan Agreement were accelerated due to an event of default or otherwise, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern. Moreover, regardless of a potential event of default, the debt under the Loan Agreement matures and is due on August 1, 2029, or if no 2024 Partial Prepayment is made, on January 1, 2027. As a result, we may need to refinance or secure separate financing in order to repay amounts outstanding when due, however, no assurance can be given that an extension will be granted, that we will be able to renegotiate the terms of the agreement with the lender, or that we will be able to secure separate debt or equity financing on favorable terms, if at all.

In order to service our indebtedness, we need to generate cash from our operating activities or additional equity or debt financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry, and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
Trading Plans
On June 14, 2024, Todd Franklin Watanabe, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 75,000 shares of Common Stock held by Mr. Watanabe between September 13, 2024 and September 30, 2025.
Second Amendment to Loan Agreement
On August 9, 2024, we entered into a Second Loan Agreement Amendment to our Amended Loan Agreement (the Amended Loan Agreement, as amended, by the Second Loan Agreement Amendment, the "Loan Agreement"). Pursuant to the Loan Agreement, the lenders have agreed to extend term loans to us in an aggregate principal amount of up to $200.0 million. The term loan facility is comprised of: (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million. We refer to the tranche A, tranche B and tranche C term loans together as our Term Loans. The tranche A term loan was funded in December 2021 and we drew down the tranche B term loans in August 2022. The tranche C term loans were added pursuant to the Second Loan Agreement Amendment and will become available in the event that we make a 2024 Partial Prepayment, as defined below, and subject to certain terms and conditions.
Pursuant to the Second Loan Agreement Amendment, the terms of the Amended Loan Agreement were further revised to, among other changes, (i) add the tranche C-1 and tranche C-2 term loans, (ii) permit an optional partial prepayment of term loans outstanding during the period commencing on October 7, 2024 and ending on December 15, 2024, subject to a 1.0% prepayment penalty (the “2024 Partial Prepayment”); and (iii) facilitate certain other changes to the terms of the Amended Loan Agreement, including with respect to the applicable interest rate and maturity date, in the event that we make a 2024 Partial Prepayment. We may make 2024 Partial Prepayments in either a single partial prepayment of $100.0 million or two partial prepayments comprising a $75.0 million initial prepayment and a $25.0 million second prepayment. To the extent that we elect to make two partial prepayments and make a $75.0 million initial prepayment, we are not be obligated to make the $25.0 million second prepayment. In the event that we make a 2024 Partial Prepayment, and subject to us generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date, equal to 80% of our projected net product revenue as set forth in our annual plan for the respective period, we will be able to draw down the tranche C-1 and C-2 term loans. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026.
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. As of June 30, 2024, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the per annum rate equal to the one-month term Secured Overnight Financing Rate ("SOFR"). Pursuant to the Second Loan Agreement Amendment, the applicable rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the per annum rate equal to the one-month term SOFR; provided, however, that in the event that we do not make a 2024 Partial Prepayment, the applicable rate shall increase to a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% per annum and (b) the per annum rate equal to the one-month term SOFR. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029, or if no 2024 Partial Prepayment is made, on January 1, 2027 (such date, the “Maturity Date”).
Excluding the 2024 Partial Prepayment, we may voluntarily prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (i) 3.0% of the principal amount of such Term Loan so prepaid prior to the first anniversary of the Second Loan Agreement Amendment, (ii) 2.0% of the principal amount of such Term Loan so prepaid after the first anniversary of the Second Loan Agreement Amendment and prior to the second anniversary of the Second Loan Agreement Amendment, or (iii) 1.0% of the principal amount of such Term Loan so prepaid after the second anniversary of the Second Loan Agreement Amendment and prior to the Maturity Date.
This description of the Second Loan Agreement Amendment does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of the amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1^	Second Amendment to Amended and Restated Loan and Security Agreement, dated August 9, 2024, by and among the Registrant, Arcutis Canada, Inc., SLR Investment Corp., and the lenders party thereto.				X
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
*    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Arcutis Biotherapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	August 14, 2024	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 14, 2024	By:	/s/ David Topper
David Topper Chief Financial Officer (Principal Financial and Accounting Officer)