Form 10-K
period 2024-12-31
Arcutis Biotherapeutics, Inc.
filed 2025-02-25
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $984,420,698, based on the closing price of the registrant's common stock as reported on The Nasdaq Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 19, 2025 was 118,638,235.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect”, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:
•the success, cost, and timing of our plans to develop and commercialize immuno-dermatology drugs, including our current products, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), ZORYVE® topical foam (ZORYVE foam), ARQ-234, ARQ-252, and ARQ-255 for indications including plaque psoriasis, atopic dermatitis, scalp psoriasis, seborrheic dermatitis, hand eczema, vitiligo, and alopecia areata;
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

Summary of Risk Factors
    Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We are a commercial-stage biopharmaceutical company with three products approved for commercial sale. We have incurred significant losses since our inception, and could continue to incur losses, which, together with our limited history as a commercial-stage company, makes it difficult to assess our future viability;
•Due to the recent commercialization of products approved for commercial sale, as well as our development strategy and continued development of our pipeline of product candidates, our capital requirements are difficult to predict and may change. We may require substantial additional financing to achieve our goals, and a failure to obtain this capital if or when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate certain operations or efforts;
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our future operating results to fall below expectations;
•Our estimated market opportunities are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited;
•The terms of our loan and security agreement require us to meet certain operating and financial covenants, and place certain restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business;
•The sales, marketing, and distribution of ZORYVE or any future approved products may be unsuccessful or less successful than anticipated;
•Our business is dependent on the successful commercialization of ZORYVE and the development, regulatory approval, and commercialization of our product candidates;
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

•Any collaboration arrangements that we have entered into or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize future product candidates;

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

Part I
Item 1. BUSINESS
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built a leading platform for dermatologic product development and commercialization. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop and commercialize differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%) in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older.
In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam) for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in late January 2024, and was approved by Health Canada in October 2024 and became commercially available in Canada in December 2024.
In addition to the approval of ZORYVE cream 0.3% for plaque psoriasis and ZORYVE foam for seborrheic dermatitis, we also received FDA approval for and commercially launched ZORYVE (roflumilast) cream 0.15% (ZORYVE cream 0.15%), (collectively, ZORYVE), in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% is a once-daily, steroid-free cream that provides rapid disease clearance and significant reduction in itch and has been specifically developed to be a treatment option for long-term disease control. We have also completed a Phase 3 trial of ZORYVE cream 0.05% in pediatric patients 2 to 5 years of age with mild to moderate atopic dermatitis (INTEGUMENT-PED). Based on the positive results from the INTEGUMENT-PED study, and given our recent approval of ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, we submitted a supplemental new drug application (sNDA) for topical ZORYVE cream 0.05% for children 2 to 5 years of age in December 2024. We conducted INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age or older and ZORYVE cream 0.05% in subjects between the ages 2 and 5 years, for which we reported positive results in September 2023 and August 2024, respectively.
Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our Phase 2b and pivotal Phase 3 clinical trials. We announced positive topline data in September 2022, with ZORYVE foam showing rapid disease clearance and significant reduction in itch. In the pivotal Phase 3 ARRECTOR study, at Week 8, 66% of individuals treated with ZORYVE foam achieved the co-primary efficacy endpoint of Scalp IGA Success, defined as a Scalp IGA score of “clear” or “almost clear” plus a 2-point improvement, and 46% of patients achieved the co-primary efficacy endpoint of Body IGA Success, defined as a Body IGA score of "clear" or "almost clear" plus a 2-point improvement. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 24 hours of first application. Based on the ARRECTOR results and a Phase 2b study, we submitted an sNDA to the FDA for a label expansion to include scalp and body psoriasis in adults and adolescents ages 12 and over, which was recently accepted by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date in May 2025.
In July 2024, we entered into a co-promotion agreement with Kowa Pharmaceuticals, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa will receive a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024.
In addition to ZORYVE, we are developing ARQ-255, a deep-penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 (JAK1) inhibitor, designed to preferentially deliver the drug deep into the hair follicle, the site of inflammation in alopecia areata, in order to potentially develop the first topical treatment for this disease. We completed enrollment in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata and expect data in the first half of 2025.
In September 2022, we acquired Ducentis BioTherapeutics LTD (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). Currently in the preclinical stage, we plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a potentially highly complementary biologic treatment option to ZORYVE cream in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. We are working towards submitting an Investigational New Drug (IND) application during 2025.
Dermatological diseases such as psoriasis, atopic dermatitis, seborrheic dermatitis, and alopecia areata affect hundreds of millions of people worldwide each year, impacting their quality of life, and physical, functional, and emotional well-being. There are many approved treatments for these conditions, but a large opportunity remains due to issues with existing treatments. Topical treatments are used for nearly all patients, but existing topicals are limited by one or more of the following: modest response rates, side effects, patient adherence, application site restrictions, and limits on duration of therapy. Topical corticosteroids (TCS), are commonly used as the first-line therapy for the treatment of inflammatory skin conditions such as psoriasis, atopic dermatitis, and seborrheic dermatitis. While many patients see improvements, long-term TCS treatment carries the risk of a variety of significant side effects. As a result, TCS are typically used intermittently for brief periods, which can lead to disease flares when patients stop TCS therapy. In psoriasis, vitamin D analogs are also used, but have lower response rates than TCS and are frequently irritating. Topical tapinarof was approved in May 2022 for the treatment of adults with plaque psoriasis and in December 2024 for adults and children with atopic dermatitis, but this non-steroidal agent also carries significant application site reactions. In atopic dermatitis, topical calcineurin inhibitors, or TCIs, and crisaborole (Eucrisa®), a topical non-steroidal PDE4 inhibitor, are used, but have lower response rates than TCS and are associated with application site burning. TCIs also have a boxed warning for cancer risk. Topical ruxolitinib (Opzelura®) was approved for the treatment of atopic dermatitis in September 2021, but carries an extensive boxed warning for numerous severe side effects, and is limited to short-term, intermittent use after failure of other treatments. In seborrheic dermatitis, in addition to TCS, topical antifungals are commonly used, but have limited efficacy.
Biologic and systemic therapies are also available for some diseases, but are typically indicated for a small percentage of the affected population. Biologics for psoriasis have shown impressive response rates but are only indicated for the minority of patients with moderate-to-severe forms of disease, are expensive, and often face reimbursement and access restrictions. Treatment with oral systemic therapies such as methotrexate and apremilast (Otezla®) has also been limited given modest symptomatic improvement and the frequency of adverse events. Additionally, many patients on biologic and systemic therapies still require adjunctive topical therapy to treat residual symptoms. In atopic dermatitis, biologic and systemic therapy continues to evolve, and we see opportunity to continue to advance the standard of care for patients, for example with regard to response rates and dosing frequency.
Given the limitations associated with existing treatments, we believe patients with inflammatory skin conditions and their dermatologists are dissatisfied with their current treatment options. We believe that there is a significant opportunity to leverage developments in other fields of medicine, particularly inflammation and immunology, to address the significant need for effective chronic treatments in immuno-dermatology. Our primary focus since our founding has been to address patients’ significant need for innovative topical treatments that directly target molecular mediators of disease, have the potential to show significant symptomatic improvement, maintain a low risk of toxicity or side effects, and are suitable for chronic use on all areas of the body. Based on market research and our internal estimates, we estimate there is an overall actively prescription treated patient market of approximately 17.0 million patients in the United States that are treated with topical therapies for plaque psoriasis, seborrheic dermatitis, and atopic dermatitis in dermatology offices (approximately 8.4 million) and outside dermatology (approximately 8.6 million). Of the patients that are treated in dermatology offices, we estimate that approximately 3.7 million of these patients are covered by Medicare or Medicaid, while approximately 4.7 million are covered by private payers. Patients that are treated outside of dermatology offices are primarily treated by primary care providers and pediatricians, and the ratio of commercial to government insurance is similar.

Our Portfolio and Pipeline
The following chart summarizes our product portfolio and pipeline:

Our Strategy
Our strategy is to leverage innovations in inflammation and immunology to identify molecules against validated biological targets in dermatology, and to develop and commercialize best-in-class products based on those molecules that address significant unmet needs in immuno-dermatology:
Key elements of our strategy include:
•Commercialize ZORYVE cream 0.3% for the treatment of patients with plaque psoriasis and ZORYVE cream 0.15% for the treatment of patients with atopic dermatitis.  We commercially launched ZORYVE cream in August 2022 after obtaining FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g., groin or axillae), in individuals 12 years of age or older. On October 6, 2023, we announced FDA approval of our sNDA to expand the indication of ZORYVE cream for the treatment of plaque psoriasis, including psoriasis in intertriginous areas, to children ages 6 to 11 years of age. Following this approval, ZORYVE cream is indicated for use in patients 6 years of age and older. In atopic dermatitis, we commercially launched ZORYVE cream 0.15% in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older. We submitted a subsequent sNDA for ZORYVE cream 0.05% for 2-5 year olds in December 2024.
•Commercialize ZORYVE foam for the treatment of patients with seborrheic dermatitis and further expand our addressable market with the potential approval of the foam in scalp and body psoriasis.  In December 2023, we received FDA approval for ZORYVE foam for the treatment of seborrheic dermatitis in individuals aged 9 years and older. ZORYVE foam became commercially available in late January 2024. We announced positive topline data from our Phase 3 scalp and body psoriasis trial in September 2022, and we submitted an sNDA to the FDA for a label expansion to include scalp and body psoriasis in adults and adolescents ages 12 and over, which was accepted by the FDA with a PDUFA target action date in May 2025.
•Exploit our integrated development and commercial organization to maximize the value of our products and product candidates. We have built a fully integrated commercial organization and a targeted specialty sales force for the commercialization of our products among dermatology specialists. Because of the concentrated prescriber base of the U.S. dermatology segment, we believe our infrastructure should be sufficient for us to commercialize our products to dermatology specialists. We have also partnered with Kowa to promote our approved ZORYVE in the United States to primary care practitioners and pediatricians. To further enhance the value of our product candidates, we have partnered with companies in Japan, China, and greater Asia to develop and commercialize ZORYVE, and may selectively seek additional partners to develop and commercialize our products in other markets.
•Execute our responsible pricing strategy and product access to enable rapid and high-quality insurance coverage and product access. We are committed to helping patients have access to our product, including setting a responsible price, working with payers to help ensure broad high-quality payer access, and supporting programs like our Arcutis CaresTM patient assistance program and the ZORYVE DirectTM patient access support program.

•Further expand our product portfolio through the development of ARQ-255 and ARQ-252. We are developing ARQ-255 and ARQ-252, both of which contain ivarmacitinib, a JAK1 inhibitor with a high relative selectivity to JAK1 over Janus kinase type 2 (JAK2), for the treatment of alopecia areata, chronic hand eczema, and vitiligo. Given their high relative selectivity to JAK1 over JAK2, we believe ARQ-255 and ARQ-252 have the potential to treat inflammatory diseases without causing the hematopoietic adverse effects associated with JAK2 inhibition, which in turn gives them the potential to be best-in-class treatment options, if approved. We recently completed enrollment in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata and expect data in the first half of 2025. Reformulation efforts continue for ARQ-252.

•Develop ARQ-234 as a complimentary treatment to ZORYVE. We believe that ARQ-234, which we obtained through the acquisition of Ducentis in September 2022, has the potential to have a highly differentiated profile and could be a highly complimentary biologic treatment to ZORYVE for the treatment of atopic dermatitis, if approved. We believe our management team's experience in developing dermatological drugs, including biologics, will enable us to move ARQ-234 into the clinic and through the development process. ARQ-234 also has the potential to treat multiple other inflammatory diseases, which we may choose to pursue ourselves or through partnerships. Currently, we are working towards submitting an IND during 2025.
•Leverage our product development platform to continue innovating and developing novel new treatments for dermatological diseases. Our expertise in dermatological clinical development and commercialization allows us to identify areas of high unmet needs, and our product development platform may allow us to develop novel new treatments that address those needs, as it has already with ZORYVE cream, ZORYVE foam, and ARQ-255.
•Evaluate strategic opportunities to in-license or acquire best-in-class dermatology assets consistent with our core strategy. Leveraging our deep expertise in identifying promising drug candidates, we will continue to seek best-in-class assets, similar to ARQ-234, across treatment modalities directed against validated targets. We will continue to explore opportunities to in-license assets and develop them to address unmet medical needs in immunology and dermatology.
We believe one of our core strengths is our leading platform for dermatology product development. This platform, coupled with our deep expertise in dermatology clinical development and commercialization, is the engine that allows us to generate our highly differentiated product candidates. Our platform has already generated several significant innovations, including:
•Our innovative topical cream and foam formulations of ZORYVE (patented);
•The pharmacokinetic characteristics relating to improving delivery and extending half-life of both the cream and foam formulations of ZORYVE (patented);
•A novel topical cream without skin-drying surfactants (patent pending);
•A novel method for treating a fungal infection by administering a composition comprising roflumilast (patented);
•Our novel “4D” deep-penetrating formulation allowing topical delivery deeper in the dermis (patent pending); and
•A composition of roflumilast without a paraben preservative (patent pending).

ZORYVE Cream (ARQ-151)
Our lead product, ZORYVE cream, offers symptomatic improvement in psoriasis and atopic dermatitis patients similar to the combination of a high potency steroid and calcipotriene, a favorable tolerability profile, the ability to be used chronically, and little to none of the application site reactions associated with many existing topical treatments. ZORYVE cream is designed for simple once-a-day application for chronic use, does not burn or sting on application, and can be used on any part of the body, including sensitive or difficult-to-treat areas, such as the face and intertriginous regions. It quickly and easily rubs into the skin without leaving a greasy residue, does not stain clothing or bedding, or have an unpleasant smell. Roflumilast is a highly potent and selective PDE4 inhibitor that was approved by the FDA as an oral systemic treatment to reduce the risk of exacerbations of chronic obstructive pulmonary disease (COPD) in 2011. Roflumilast has demonstrated a potency advantage of approximately 25x to in excess of 300x compared to the active ingredients in the two other FDA-approved PDE4 inhibitors, Eucrisa, and Otezla.
We commercially launched ZORYVE cream 0.3% in August 2022 after obtaining FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we announced FDA approval of our sNDA to expand the indication of ZORYVE cream for the treatment of plaque psoriasis, including psoriasis in intertriginous areas (e.g., groin or axillae), to children ages 6 to 11 years of age. Following this approval, ZORYVE cream is indicated for use in patients 6 years of age and older. We aim to further expand the indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data.
We are also commercially launched topical ZORYVE cream 0.15% in July 2024 after obtaining approval for the treatment of mild to moderate atopic dermatitis in individuals 6 years and older. We have developed a lower-dose-concentration, ZORYVE cream 0.05%, and have completed our Phase 2 and Phase 3 studies in this population. Based on positive data, we submitted an sNDA in December 2024.

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
•Opzelura is a topical JAK inhibitor approved in September 2021 for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in non-immunocompromised adult and pediatric patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. The label carries an extensive boxed warning for serious infections, all-cause mortality, malignancy, major adverse cardiovascular events and thrombosis.
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
Key Completed Trials
DERMIS-1 and DERMIS-2 pivotal Phase 3 studies
The DERMIS-1 and DERMIS-2 studies were identical pivotal Phase 3 randomized, parallel, double-blind, vehicle-controlled, multi-national, multi-center studies in which subjects age 2 years and above with mild, moderate, or severe chronic plaque psoriasis involving between 2% and 20% body surface area received 8 weeks of (i) ZORYVE cream 0.3% once daily or (ii) matching vehicle once daily. DERMIS-1 enrolled 439 subjects and DERMIS-2 enrolled 442 subjects.
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
ZORYVE cream was well-tolerated by the patient populations, with rates of treatment-emergent adverse events (TEAEs) low and similar to vehicle, with most TEAEs assessed as mild-to-moderate in severity. Of the subjects treated with ZORYVE cream, five subjects (1.7% of subjects) in DERMIS-1 and one subject (0.3% of subjects) in DERMIS-2 discontinued the study due to a TEAE. There were no treatment-related serious adverse events.
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
Atopic Dermatitis
We commercially launched ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in adults and children down to age six in August 2024. Our NDA submission was based on three Phase 3 studies, as well as a Phase 2 dose-ranging study, and two Phase 1 pharmacokinetic studies. We have also developed ZORYVE cream 0.05% for the treatment of atopic dermatitis between the ages of 2 and 5 years of age. Based on positive data of our two Phase 3 studies in this age group, we submitted an sNDA in December 2024.

Key Completed Trials
INTEGUMENT-1 and INTEGUMENT-2 pivotal Phase 3 studies
Our atopic dermatitis Phase 3 program includes three 4-week pivotal studies and a 52-week open label extension study. The INterventional Trial EvaluatinG roflUMilast cream for the treatmENt of aTopic dermatitis (INTEGUMENT) 1 and 2 were multi-center, double-blind, vehicle-controlled Phase 3 studies, with more than 650 subjects in each study, ages 6 and above with mild to moderate atopic dermatitis. Subjects were randomized to receive once daily topical applications for 4 weeks of ZORYVE cream 0.15%, or vehicle. The primary endpoint was the proportion of all randomized subjects who attain IGA Success, defined as a validated Investigator Global Assessment – Atopic Dermatitis (vIGA-AD) score of ‘clear’ or ‘almost clear’ plus a 2-grade improvement from Baseline at Week 4.

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

ZORYVE cream 0.05% was well-tolerated, with rates of treatment-emergent adverse events (TEAEs) low across the active treatment and vehicle arms. Overall, adverse events were uncommon, with no adverse event occurring in more than 4.1% of subjects in the trial. The only adverse event occurring in >3% of subjects in either arm was upper respiratory tract infection, and the most frequent adverse events (>2%) included upper respiratory tract infection, pyrexia, diarrhea, vomiting, and, in the vehicle arm only, atopic dermatitis.

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

INTEGUMENT OLE (long range study)

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

ZORYVE cream 0.15% also performed well on secondary endpoints, including IGA success, which was defined as a vIGA-AD score of "clear" or "almost clear" plus a 2-grade improvement from baseline in INTEGUMENT-1 or -2, and EASI-75.. For example, 46.1% and 51.0% of patients treated with ZORYVE cream 0.15% achieved IGA success in Week 28 and 56, respectively, compared to 41.5% and 44.6%, respectively, of patients treated with vehicle. In addition, 61.5% and 66.2% of patients treated with ZORYVE cream 0.15% achieved EASI-75 at Week 28 and 56, respectively, compared to 60.9% and 64.6%, respectively, of patients treated with vehicle.

In August 2024, we announced positive results for subjects 2 to 5 years old. In the study, ZORYVE cream 0.05% was well-tolerated, with no new safety signals observed during treatment of up to 56 weeks in duration. Efficacy results were not only maintained but also improved over time, with 71.9% of participants who rolled over from the roflumilast cream 0.05% treatment arm in INTEGUMENT-PED achieving EASI 75 after 56 weeks. Overall incidence of adverse events was low, with most being mild to moderate in nature. The most frequently reported adverse events (≥3%) included: upper respiratory tract infection, nasopharyngitis, pyrexia, influenza, COVID-19, and otitis media.

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

We have successfully completed our pivotal Phase 3 study of ZORYVE foam in scalp and body psoriasis (ARRECTOR), demonstrating promising efficacy and tolerability results. We announced positive topline data in September 2022, and have submitted our sNDA with a PDUFA in May 2025. We believe that ZORYVE foam could offer physicians and patients a highly differentiated clinical profile that is ideally suited to address unmet needs in the topical treatment of seborrheic dermatitis and potentially scalp and body psoriasis.
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
STRATUM pivotal Phase 3 Study
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
ARRECTOR pivotal Phase 3 Study
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

CD200R has been validated as a target in atopic dermatitis, with preclinical data for ARQ-234 and clinical data for a similar molecule under development by another company each providing evidence of a robust and durable therapeutic response, even after discontinuation of treatment. Ducentis completed preclinical comparisons of ARQ-234 against the clinically-validated CD200R antibody. The data compare favorably across key metrics including potency, efficacy, and pharmacokinetics and indicated potential differentiation from the clinically-validated CD200R antibody with an improved ability to modulate the CD200R pathway, a longer half-life, and a higher steady state volume of distribution. We plan to develop ARQ-234 in atopic dermatitis, where it could be a potentially highly complementary treatment option to ZORYVE cream in that indication, if approved. We believe the acquisition of this preclinical asset is a transformative opportunity for Arcutis and, in leveraging our team's deep dermatology expertise and broad biologics experience, that our leadership and operational team will enable us to move ARQ-234 into the clinic and through the development process. We are working towards submitting an IND in 2025.
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

ARQ-255 Clinical Development
Alopecia Areata
ARQ-255-126 Study (Phase 1b Study)
We completed enrollment in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata and expect data in the first half of 2025. The Phase 1b study is a vehicle-controlled, double-blind, multi-center study designed to evaluate the safety, tolerability, and pharmacokinetics of treatment with ARQ-255 topical suspension 3% or vehicle in healthy adult subjects and individuals with patchy alopecia areata.
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

For psoriasis, our primary competitors include injected biologic therapies such as Humira®, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel®, marketed by Amgen Inc.; Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc., and Sotyktu®, marketed by Bristol Myers Squibb; topical therapies such as tapinarof, marketed by Organon; branded and generic versions of clobetasol, such as Clobex®, marketed by Galderma Laboratories, LP; generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies.
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation; which was approved in September 2021, and generic and branded versions of low to mid-potency steroids such as hydrocortisone or triamcinolone. In the moderate-to-severe setting, the injected biologic therapy Dupixent, marketed by Regeneron Pharmaceuticals, Inc; is approved, as well as the recently approved injectable biologic therapy Adbry®, marketed by LEO Pharma. Non-injectable systemic therapies RINVOQ® and CIBINQO® were also recently approved in moderate-to-severe atopic dermatitis. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with ZORYVE cream and ARQ-234, including but not limited to: topical tapinarof, under development by Organon, topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc. (approved as Corectim in Japan), topical PF-07038124, under development by Pfizer Inc, topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, injectable lebrikizumab, under development by Eli Lilly and Company, injectable rocatinlimab, under development by Amgen, and injectable amlitelimab, under development by Sanofi.
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
As of February 25, 2025, we own or have an exclusive license to 32 issued U.S. patents and 58 issued foreign patents, which include granted European patent rights that have been validated in various European Patent Organization (EPO) member states, and 31 pending U.S. patent applications, 200 pending foreign patent applications, including 4 applications filed under the Patent Cooperation Treaty. Of these patents and patent applications:
•Roflumilast cream & roflumilast foam: As of February 25, 2025, we own 20 issued U.S. patents, three issued Australian patents, three issued Canadian patents, two issued Chinese patents, two issued Eurasian patents, two issued European patents (validated in various EPO member states), one issued Hong Kong patent, two issued Indian patents, two issued Israeli patents, seven issued Japanese patents, three issued Mexican patents, two issued New Zealand patents, and two issued South Korean patents. We also own 19 pending U.S. patent applications, and 76 pending foreign applications (four in Australia, seven in Brazil, five in Canada, ten in China, one in Eurasia, eight in Europe, seven in Hong Kong, two in India, five in Israel, five in Japan, four in Mexico, seven in New Zealand, five in South Korea, three in Singapore, and three under the Patent Cooperation Treaty), relating to a roflumilast cream and/or roflumilast foam. Twelve of our U.S. patents are listed in the FDA’s Orange Book for our roflumilast 0.15% and 0.3% cream products, and thirteen of our U.S. patents are listed in the Orange Book patents for our roflumilast 0.3% foam product. The issued U.S. patent that we have licensed from AstraZeneca claiming a composition of matter encompassing roflumilast, the active pharmaceutical ingredient in roflumilast cream and roflumilast foam, expired on January 27, 2020. Data exclusivity for oral roflumilast expired on January 23, 2021. Our issued patents relating to a roflumilast cream and/or a roflumilast foam contain claims directed to, among other things, pharmaceutical compositions comprising roflumilast and hexylene glycol, pharmaceutical compositions comprising roflumilast and diethylene glycol monoethyl ether, pharmaceutical compositions comprising roflumilast and cetostearyl alcohol, dicetyl phosphate, and ceteth-10 phosphate, methods of making such compositions, and methods of treatment using such compositions, methods of treating fungal infections by administering compositions comprising roflumilast, and methods for improving treatment adherence by improving delivery and extending the plasma half-life of a roflumilast composition. These issued U.S. patents relating to roflumilast cream and roflumilast foam will expire not earlier than June 2037. We also have a method of treatment patent for roflumilast foam in the treatment of seborrheic dermatitis which expires 2041. Our pending patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, pharmaceutical compositions comprising roflumilast and diethylene glycol monoethyl ether, pharmaceutical compositions comprising roflumilast, cetostearyl alcohol, dicetyl phosphate, and/or ceteth-10 phosphate, methods of treatment using such compositions, methods of manufacturing such compositions, and other aspects of our roflumilast formulations, including unique pharmacokinetic aspects of topical roflumilast compositions.
•ARQ-252 & ARQ-255: As of February 25, 2025, we have an exclusive license from Hengrui to six issued U.S. patents, five issued Japanese patents, and five issued EU patents (validated in various EPO member states) relating to ivarmacitinib. These patents and patent applications contain claims directed towards the composition of matter of the ivarmacitinib compound and bisulfate and crystalline forms thereof, pharmaceutical compositions and treatment methods. The issued patents and pending applications, if issued, relating to ivarmacitinib will not begin to expire until December 2032. We own four issued U.S. patents, two issued Japanese patents, and have filed four pending U.S. patent applications and 44 pending foreign patent applications (three in each of Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, Singapore, South Korea, and New Zealand, two in each of Hong Kong, Indonesia, Thailand, and Vietnam) relating to, among other things, ivarmacitinib compositions and methods of treatment using ivarmacitinib compositions. We anticipate filing additional patent applications directed towards compositions, methods and other aspects of our technology relating to ARQ-252 and ARQ-255 which we may develop in the future.
•ARQ-234 and other CD200 mutant proteins: As of February 25, 2025, we own one issued U.S. patent, one issued Australian patent, one issued Chinese patent, one issued Eurasian patent, one issued Israeli patent, one issued Indian patent, one issued Japanese patent, one issued Mexican patent, two issued South Korean patents, one issued Singapore patent, one issued South African patent, and 3 pending U.S. applications, and 37 pending foreign applications (four in each of Canada and Europe, three in each of China, Japan, and New Zealand, two in each of Australia, Brazil, India, Israel, and South Korea, and one in each of Eurasia, Great Britain, Hong Kong, Indonesia, Mexico, Philippines, Singapore, South Africa, Thailand, and the Patent Cooperation Treaty), relating to ARQ-234 and other CD200 mutant proteins.
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
License, Collaboration and Co-Promotion Agreements
Kowa Co-Promotion Agreement
In July 2024, we entered into a co-promotion agreement with Kowa Pharmaceuticals, Inc. to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa receives a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September2024.
Sato License Agreement
On February 27, 2024, we entered into a License Agreement with Sato Pharmaceutical Co., Ltd. (Sato). Pursuant to the terms of the License Agreement, we grant to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by us for Sato to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit roflumilast formulations (the

Licensed Products) for all therapeutic uses for certain dermatological indications in humans (the Field) in Japan (the Territory).
The License Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture and supply, and commercialization of the Licensed Products. Pursuant to the terms of the License Agreement, Sato will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities related to the Licensed Products in the Field in Japan, subject to certain of our approval and oversight rights.
Pursuant to the terms of the License Agreement, we received an upfront payment of $25.0 million and will potentially receive additional payments (i) up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Licensed Product-by-Licensed Product basis, commencing from the first commercial sale of such Licensed Product in Japan until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by us to Sato under the License Agreement covering such Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Licensed Product in Japan, we will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Licensed Products, subject to certain royalty reductions.
The term of the License Agreement continues until, on a Licensed Product-by-Licensed Product basis, the expiration of the Royalty Term. The License Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the License Agreement at-will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, we may terminate the License Agreement in its entirety if Sato, its affiliate or sublicensee contests or assists a third party in contesting the scope, validity or enforceability of any patent or patent application licensed by us to Sato. We may also terminate the License Agreement if Sato or any director, officers, employee, agent, affiliate, sublicensee, or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations, or, subject to the terms of the License Agreement, if Sato, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Licensed Product in Japan for a certain period of time.
Huadong License and Collaboration Agreement
In August 2023, we entered into a license and collaboration agreement (Huadong Agreement) with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), a wholly owned subsidiary of Huadong Medicine Co., Ltd., whereby Pursuant to the terms of the agreement, we granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by us for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize and otherwise exploit both ZORYVE cream and ZORYVE foam (the Huadong Licensed Products) for all therapeutic uses for certain dermatological indications (the Field) in Greater China (mainland China, Hong Kong, Macau and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (the Huadong Territories).

The License Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture and supply, and commercialization of the Huadong Licensed Products. Pursuant to the terms of the License Agreement, Huadong will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities related to the Huadong Licensed Products in the Field in the Huadong Territory, subject to certain of our approval and oversight rights. We will retain exclusive rights for the development, manufacture and commercialization of topical roflumilast outside the Huadong Territories.

Pursuant to the terms of the License Agreement, we received a net payment of $27.0 million in September 2023, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, we received payments of $3.0 million and $2.0 million in March 2024 and December 2024, respectively, related to the achievement of a development and regulatory milestones. We may also potentially receive additional payments (i) up to an aggregate amount of $19.0 million upon the achievement of certain development and regulatory milestones and (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones. In addition, on a Licensed Product-by-Licensed Product and country or region-by-country or region basis, commencing from the first commercial sale of such Licensed Product in such country or region until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by us to Huadong under the License Agreement covering such Licensed Product in such country or region, (ii) the expiration of regulatory exclusivity for such Licensed Product in such country or region, or (iii) ten years after the first commercial sale of such Licensed Product in such country or region (the Royalty Term), we will receive low double-digit to high-teen double-digit percentage royalties on Huadong’s, its affiliates’ and sublicensees’ total net sales, subject to certain royalty reductions.

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

See Note 7 to the consolidated financial statements.
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
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We also paid AstraZeneca $7.5 million upon ZORYVE cream's FDA approval of ZORYVE cream 0.3% and have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products. We paid AstraZeneca $5.0 million upon achievement of $100.0 million in worldwide net sales and have agreed to make an additional payment of $10.0 million when the company achieves $250.0 million in worldwide net sales. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. We began making quarterly royalty payments in the first quarter of 2023.

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
In June 2022, we entered into a side letter agreement with Hengrui and one of its subsidiaries to extend certain rights and obligations under the Hengrui License Agreement to the subsidiary under specified circumstances, including a change of control of such subsidiary. See Note 7 to the consolidated financial statements for additional information.
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
U.S. Healthcare Reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payers to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act (ACA) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vi) expanded the entities eligible for discounts under the Public Health program, (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (viii) established a Center for Medicare and Medicaid Innovation at Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase disclosure, and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
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
Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Human Capital Resources and Employees
As of December 31, 2024, we had 342 full-time employees. Of these full-time employees, three have an M.D., and five are Nurse Practitioners or Physician Assistants. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements
We are a commercial-stage biopharmaceutical company with three products approved for commercial sale. We have incurred significant losses since our inception and could continue to incur losses, which, together with our limited history as a commercial-stage company, makes it difficult to assess our future viability.
We are a commercial~~-~~stage biopharmaceutical company with three products approved for commercial sale. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have a limited history as a commercial-stage company upon which you can evaluate our business and prospects, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. Our operations to date include organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements, undertaking various research and nonclinical studies, conducting clinical trials, establishing manufacturing and supply operations, and preparing for and launching commercialization activities. We have incurred losses in each year since our inception in June 2016. Our net loss for the year ended December 31, 2024 was approximately $140.0 million. As of December 31, 2024, we had an accumulated deficit of $1,121.9 million. We commercially launched our first product, ZORYVE cream 0.3%, in August 2022, our second product, ZORYVE foam, in late January 2024, and our third product, ZORYVE cream 0.15%, in July 2024. We expect to continue to incur losses until our revenue from product sales of ZORYVE and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. We will continue to incur research and development and other expenses related to our ongoing operations, our commercialization efforts, and the development of our product candidates. Our prior losses, combined with anticipated future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives.
Due to the ongoing commercialization of products approved for commercial sale, and our development strategy and continued development of our pipeline of product candidates through clinical trials, our capital requirements are difficult to predict and may change. We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital if or when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate certain operations or efforts.
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
As of December 31, 2024, we had capital resources consisting of cash, cash equivalents, and marketable securities of $228.0 million. In addition, as of December 31, 2024, we had $100.0 million outstanding under our loan and security agreement, or the Loan Agreement, with SLR Investment Corp., or SLR, and the lenders party thereto. If our capital resources are insufficient to satisfy our requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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

The terms of our loan and security agreement require us to meet certain operating and financial covenants, and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
As of December 31, 2024, we had $100.0 million outstanding under our Loan Agreement. On August 9, 2024, we entered into a second amendment to the Loan Agreement, pursuant to which the terms were revised to, among others, permit us to make an optional partial prepayment of term loans outstanding during the period commencing on October 7, 2024 and ending on December 15, 2024, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment). On October 8, 2024, we made a 2024 Partial Prepayment of $100.0 million. In connection with the 2024 Partial Prepayment, we are obligated to pay a prepayment penalty of $1.0 million by June 30, 2026 and a final fee of $6.95 million, representing the final fee applicable to the amount of the 2024 Partial Prepayment, on January 1, 2027. As a result of such 2024 Partial Prepayment, subject to us generating a minimum net product revenue for the trailing six-month period ending as of the month prior to the borrowing date equal to 80% of our projected net product revenue as set forth in our annual plan for the respective period, we will be able to draw down a tranche C-1 term loan of up to $50.0 million and a tranche C-2 term loan of up to $50.0 million. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.

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
We are a large accelerated filer and no longer qualify as a “smaller reporting company,” which requires additional compliance initiatives and heightened disclosure and reporting requirements.
We are subject to Section 404 of the Sarbanes-Oxley Act, which generally requires a company's management to report upon the effectiveness of internal control over financial reporting and an independent registered public accounting firm to attest to the effectiveness of internal control over financial reporting in annual reports on Form 10-K. However, during any period in which we qualified as a smaller reporting company, we were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. As of June 30, 2024, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we became a large accelerated filer, effective December 31, 2024. As a result of this transition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with this Annual Report on Form 10-K for the fiscal year ending December 31, 2024. To prepare for compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which was both costly and challenging. In this regard, we dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We have continued steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this transition, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us during the period in which we qualified as a smaller reporting company, and we are not able to take advantage of certain scaled disclosures available to smaller reporting companies. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
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
We began commercializing our first product in the United States in August 2022. As a company, we had no prior experience commercializing a product. The success of our commercialization efforts for ZORYVE and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.
For example, we have established an internal commercial infrastructure as well as a dermatologist-focused sales and distribution infrastructure to market ZORYVE and our product candidates in North America, and have completed hiring in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of ZORYVE may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
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
We currently have three products approved for commercial sale: ZORYVE cream 0.3%, a potent PDE4 inhibitor topical cream approved by the FDA on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous areas, in patients 12 years of age and older (subsequently expanded to patients 6 years of age and older); ZORYVE foam, a potent PDE4 inhibitor topical foam approved by the FDA on December 15, 2023, for the treatment of seborrheic dermatitis in individuals aged 9 years and older; and ZORYVE cream 0.15%, a potent PDE4 inhibitor topical cream for the treatment of atopic dermatitis in adults and pediatric patients 6 years of age and older, which was approved on July 9, 2024. Our product candidate portfolio includes ZORYVE foam for the treatment of scalp and body psoriasis, ZORYVE cream 0.05% for the treatment of atopic dermatitis in patients ages 2 to 5,

ARQ-255, a potent and highly selective topical JAK1 inhibitor under development for the treatment of alopecia areata, ARQ-252, an alternative formulation of our topical JAK1 inhibitor under development for the treatment of chronic hand eczema and vitiligo, and ARQ-234, a CD200R fusion protein for the treatment of moderate-to-severe atopic dermatitis. We currently do not have drug discovery efforts, and we have no intention to develop a drug discovery capability. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful commercialization of ZORYVE and the successful development, regulatory approval, and commercialization of other product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with limited reliance on Australia, the Caribbean, and the European Union for clinical trials subjects. We currently anticipate seeking additional regulatory approvals in the United States and Canada, but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may develop, acquire, or in-license. The commercial success of ZORYVE and the clinical and commercial success of other product candidates will depend on a number of factors, including the following:
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
As a company, we have obtained marketing approval for only three products and we may be unable to successfully obtain marketing approval in a timely manner, or at all, for any of our other product candidates.
Obtaining marketing approval or an additional indication for a product candidate is a complicated process. As a company, we have obtained approval for ZORYVE cream 0.3% for the topical treatment of plaque psoriasis in adults and pediatric patients 6 years of age and older in the United States and Canada, approval for ZORYVE foam for the topical treatment of seborrheic dermatitis in adults and pediatric patients 9 years of age and older in the United States and Canada, as well as approval for ZORYVE cream 0.15% for the topical treatment of atopic dermatitis in adults and pediatric patients 6 years of age and older in the United States. Due to the complexities of the marketing approval process, this process and the related activities may require more time and/or cost more than we anticipate, and we may be unable to successfully complete such process and related activities for any of our product candidates. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to file for substantive review any NDAs or sNDAs that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept for filing or approve any applications for our product candidates, it may require that we conduct additional clinical, nonclinical, or manufacturing validation studies and submit that data before it will reconsider such applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA, sNDA or any other applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDAs or sNDAs that we may submit. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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
For example, we paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product (as defined below). In addition, we paid AstraZeneca $7.5 million in August 2022 upon FDA approval to commercialize ZORYVE cream 0.3% in the United States and $5.0 million in October 2024 upon achievement of $100.0 million in worldwide net sales. We are required to make additional cash payments to

AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast, or collectively, AZ-Licensed Products, and payments up to an additional aggregate amount of $10.0 million upon the achievement of certain aggregate worldwide net sales milestones. With respect to any AZ-Licensed Products we commercialize under the agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country.
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
In addition, pursuant to the share purchase agreement with Ducentis, we agreed to make certain contingent payments, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. We estimate that these contingent payments may be up to an aggregate of approximately $400 million, although the actual amount may differ depending on whether the applicable milestones are achieved. In addition, if applicable, we will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of December 31, 2024, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying consolidated financial statements with respect to these contingent payments.
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
For psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc.; Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc., and Sotyktu, marketed by Bristol Myers Squibb; topical therapies such as Vtama, marketed by Organon & Co.; branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP; generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies.
For atopic dermatitis, our primary competitors include topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation, Vtama, marketed by Organon & Co., and generic and branded versions of low to mid-potency steroids such as hydrocortisone or triamcinolone. In the moderate-to-severe setting, the injected biologic therapies Dupixent, marketed by Regeneron Pharmaceuticals, Inc; Adbry, marketed by LEO Pharma; and Ebglyss, marketed by Eli Lilly & Co. Non-injectable systemic therapies RINVOQ and CIBINQO are also approved in moderate-to-severe atopic dermatitis. In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with ZORYVE cream and ARQ-234, including but not limited to: topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, injectable rocatinlimab, under development by Amgen, and injectable amlitelimab, under development by Sanofi.
For alopecia areata, our primary competitors include topical therapies such as branded and generic versions of high potency steroids, including Clobex, marketed by Galderma Laboratories, LP; intralesional corticosteroid injections such as branded and generic versions of triamcinolone, including Kenalog, marketed by Bristol-Myers Squib; and systemic immunosuppressants including generic versions of systemic steroids such as prednisone, branded and generic versions of cyclosporine, including Sandimmune, marketed by Sandoz, and branded systemic JAK inhibitors, especially Olumiant (baricitinib), marketed by Eli Lilly and Company, and Litfulo (ritlecitinib), marketed by Pfizer, inc., both oral JAK inhibitors, and the only FDA-approved treatments for alopecia areata. In addition, there are several prescription product candidates under development that could potentially be used to treat alopecia areata and compete with ARQ-255, including but not limited to deuruxolitinib (CTP-543), under development by Sun Pharmaceuticals.
For hand eczema, our primary competitors include topical therapies such as branded and generic versions of clobetasol, such as Clobex, and generic versions of betamethasone dipropionate. The only other prescription product candidate we are aware of under development for the treatment of hand eczema that would compete with ARQ-252 is Anzupgo (delgocitinib), under development by LEO Pharma A/S, is currently under review by the FDA, and is approved in Europe by the EMA.
For vitiligo, our primary competitors include topical therapies such as generic and branded versions of calcineurin inhibitors, including Elidel, marketed by Bausch Health; branded and generic versions of high potency steroids, including Clobex, marketed by Galderma Laboratories, LP; the topical JAK inhibitor Opzelura, marketed by Incyte Corporation; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat vitiligo and compete with ARQ-255, including but not limited to: oral ritlecitinib Litfulo under development by Pfizer Inc.
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
As of December 31, 2024, we had 342 full-time employees. In order to effectively execute our growth strategy, we may need to identify, recruit, retain, incentivize, and integrate additional employees in order to expand our ability to:
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

We have entered into a strategic collaboration and licensing agreement for topical roflumilast in Greater China and Southeast Asia with Hangzhou Zhongmei Huadong Pharmaceutical Co., a wholly owned subsidiary of Huadong Medicine Co., Ltd., a strategic collaboration and licensing agreement for topical roflumilast in Japan with Sato Pharmaceutical Co., Ltd., and a co-promotion agreement with Kowa Pharmaceuticals America, Inc. to exclusively market and promote ZORYVE to primary care practitioners and pediatricians for all FDA-approved indications in the United States. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves, as compared to entering into collaboration arrangements. To the extent that we decide to enter into future collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement, and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. Our current and future collaborations may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
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
•collaborators are or may in the future be entitled to fees, royalties, profit sharing, and other consideration, which may limit or otherwise negatively impact our profit and financial performance;
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
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;
•collaborators may own or co-own intellectual property covering products that result from our collaborating with them, and in such cases, would result in us not having the exclusive right to develop or commercialize such intellectual property;
•disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings.

Furthermore, we cannot assure you that any collaboration or other strategic transaction will achieve the expected synergies. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, dependence upon the performance and discretion of counterparties that we do not control and that may underperform or fail, disruption of our business, and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting and, since we are no longer a smaller reporting company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other penalties.

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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, and personal information (collectively, Confidential Information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Our information technology systems and infrastructure, and those of our current and any future service providers, strategic partners, and other collaborators, contractors and consultants, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks or cyber-intrusions over the Internet, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks and, sophisticated nation-state and nation-state-supported actors. While our controls and procedures help enable us to protect from or respond to cybersecurity threats, there can be no assurance that these controls and procedures will be adequate to protect us from any cyber incident. The threats are always evolving and, in the future, our existing controls and procedures may become inadequate and may require additional resources or enhanced systems.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted. In addition, the prevalent use of mobile devices and employees and contractors working from home and/or remote locations that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.

While we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. Further, while we maintain liability coverage, we cannot be certain that our coverage is adequate for all material incidents or losses incurred. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. If such an event were to occur, it could result in a material disruption of our product development programs and commercial operations. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of confidential, proprietary, or personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, supervisory bodies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, and financial condition. Further, our existing insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed.
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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (the “FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
We are subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery or anti-corruption laws, regulations and rules in the United States and other countries in which we and our partners operate. These laws generally prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Certain laws also prohibit soliciting or receiving bribes or improper payments. In many foreign countries, including countries in which we or our partners may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. As our business expands and we engage with international partners through collaboration, licensing and other agreements, the applicability of the FCPA and other anti-bribery laws to our operations, and the potential risk of violations of such laws, will increase. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, financial condition, and results of operations.

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
We do not currently have the infrastructure or capability internally to manufacture supplies of ZORYVE or our product candidates or the materials necessary to produce ZORYVE or our product candidates for use in the conduct of our nonclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture ZORYVE or any of our product candidates on a nonclinical, clinical or commercial scale. Instead, we currently rely on single source third-party manufacturers to manufacture nonclinical, clinical, and commercial supplies of ZORYVE and intend to rely on third-party manufacturers for any future approved product. As an early commercial-stage company with a limited history of product sales, the quantity and quality of deliveries received to date may not represent what will be required to meet our future commercial requirements.
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
In addition, to manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, we are securing alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If either we or our manufacturers are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our lead product candidates or any future product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved, or impact the costs of procuring sufficient demand of materials or costs of manufacturing the product. Additionally, the imposition of tariffs and other orders or restrictions impacting trade could adversely impact our business, including by increasing or otherwise impacting the costs and expenses we incur in connection with our operations and supply chain.

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
Due to legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our and our licensor’s ability to obtain, maintain, and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under our existing patents or any patents we might obtain or license may not cover ZORYVE or our product candidates, or may not provide us with sufficient protection for ZORYVE or our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. For example, even if patent protection for our product candidates is successfully obtained, we may face competition from generic or biosimilar medications once the patent has expired. Manufacturers of generic or biosimilar drugs may also challenge the scope, validity, or enforceability of the patents to which we have right in court or before a patent office, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively. On February 14, 2024, we received a Paragraph IV Notice Letter advising that Padagis Israel Pharmaceuticals Ltd. (Padagis) had submitted an ANDA to the FDA seeking authorization to manufacture, use, sell, and import a generic version of ZORYVE cream. On July 16, 2024 and September 12, 2024, we received additional Paragraph IV Notice Letters from Padagis, Padagis' Paragraph IV certifications stated that our patents listed in the FDA's Orange Book will not be infringed by Padagis’ proposed product, are invalid and/or are unenforceable. We filed suit against Padagis in the U.S. District Court for the District of Delaware on March 27, 2024 for infringement of certain of our patents and amended our complaint on July 19, 2024 to add additional patents to our infringement allegations. On August 2, 2024, Padagis responded to the first amended complaint, denying infringement and asserting counterclaims seeking a declaratory judgment that the asserted patents are not infringed, invalid, and/or unenforceable. The court issued a scheduling order on June 10, 2024, which sets trial at the court’s convenience, or around April 13-17, 2026. The complaint triggered the automatic 30-month stay of FDA approval of the ANDA, which expires on August 14, 2026, and we plan to vigorously defend our extensive intellectual property rights in ZORYVE.
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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. In addition to potentially being open to competition from generic versions without patent protection for ZORYVE or our product candidates, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to ZORYVE with claims directed to, among other things, formulating roflumilast in combination with hexylene glycol and a method of treatment with a topical roflumilast formulation with an extended half-life are currently projected to expire in mid-2037, our method of treatment patent specifically for roflumilast foam in the treatment of seborrheic dermatitis is currently projected to expire in 2041, and the issued U.S. patents which we have exclusive rights to from Hengrui as a result of the exercise of our exclusive option with Hengrui in December 2019 for the amount of $1.5 million cash, related to the composition of matter of the active ingredient in ARQ-252 and ARQ-255 (or bisulfate or crystal forms thereof) are currently projected to expire between December 19, 2032 and October 15, 2035 unless any PTE is granted. Additionally, an issued U.S. patent related to the composition of matter in ARQ-234 is currently projected to expire on July 14, 2038 unless any PTE is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants, and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers, and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, ARQ-252, ARQ-255, ARQ-234, or any other product candidates.
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our exploitation of ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234.
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

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office (USPTO), to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. For example, Teva Pharmaceutical Industries Ltd. filed Oppositions with the European Patent Office against two of our European patents, European Patent Nos. EP 3634380 B1 and EP 3684334 B1, on September 20, 2024 and August 13, 2024, respectively. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
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
The validity, scope, and enforceability of any patents listed in the Orange Book that cover ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE Cream 0.05%, ZORYVE foam, ARQ-252, ARQ-255, or ARQ-234 can be challenged by competitors.
One or more third parties may challenge the patents covering ZORYVE cream 0.3%, ZORYVE cream 0.15%, or ZORYVE foam, or if approved by the FDA, ZORYVE foam for scalp and body psoriasis, ZORYVE cream 0.05%, ARQ-252, or ARQ-255, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third-party files an abbreviated NDA, or ANDA, for a generic drug bioequivalent to ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, ARQ-252, or ARQ-255, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months from the date of receipt of the notice or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA Approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with ZORYVE or our product candidates.

On February 14, 2024, we received a Paragraph IV Notice Letter advising that Padagis had submitted an ANDA to the FDA seeking authorization to manufacture, use, sell, and import a generic version of ZORYVE 0.3%

cream. On July 16, 2024 and September 12, 2024, we received additional Paragraph IV Notice Letters from Padagis. Padagis' Paragraph IV certifications stated that our patents listed in the Orange Book will not be infringed by Padagis’ proposed product, are invalid and/or are unenforceable. We filed suit against Padagis in the U.S. District Court for the District of Delaware on March 27, 2024 for infringement of certain of our patents and amended our complaint on July 19, 2024 to add additional patents to our infringement allegations. On August 2, 2024, Padagis responded to the first amended complaint, denying infringement and asserting counterclaims seeking a declaratory judgment that the asserted patents are not infringed, invalid and/or unenforceable. The court issued a scheduling order on June 10, 2024, which sets trial at the court’s convenience, or around April 13-17, 2026. The complaint triggered the automatic 30-month stay of FDA approval of the ANDA, and we plan to vigorously defend our extensive intellectual property rights in ZORYVE 0.3% cream as appropriate.
If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term of ZORYVE or our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, ZORYVE, other product candidates, and our target indications. Our issued U.S. patents, with claims encompassing ZORYVE, directed to roflumilast formulations with reduced crystal growth and beneficial pharmacokinetic parameters and methods of treatment with a topical roflumilast formulation with an extended half-life and that decrease gastrointestinal side effects relative to oral roflumilast formulations are currently projected to expire in mid-2037. We also have a method of treatment patent specifically for roflumilast foam in the treatment of seborrheic dermatitis which expires 2041. Certain issued U.S. patents that we have licensed from Hengrui relating to, among other things, treatment of several diseases or disorders, including various cancers, allograft rejection, graft versus host disease, rheumatoid arthritis, atopic dermatitis, and psoriasis with ivarmacitinib, or bisulfate and crystal forms thereof, are currently projected to expire beginning in December 2032. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
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

In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (UPC). As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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

We have received Registrations and Notices of Allowance from the USPTO for commercial trade names for certain of our lead product candidates in the United States. We will be required to obtain similar approvals in certain foreign jurisdictions and will be required to undertake similar registrations with respect to any future product candidates. During trademark registration proceedings, we may receive rejections and may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. While we have received Notices of Allowance from the USPTO for commercial trade names for certain of our lead product candidates, we have not received final FDA Approval of such names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

The cost of prescription pharmaceuticals in the United States has long been the subject of considerable discussion in Congress and among policymakers. Recently, there have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it may be significant.
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
Upon commercializing ZORYVE, we started to participate in the Medicaid Drug Rebate Program, or MDRP, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, a manufacturer must enroll in the MDRP. Under this program, the manufacturer must pay a rebate to state Medicaid programs for each unit of a covered outpatient drug dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that the manufacturer must report on a monthly and quarterly basis to CMS. For the MDRP, this data includes the average manufacturer price (AMP) for each drug and, in the case of an innovator product, the best price (BP). If a manufacturer becomes aware that its MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after the data originally was due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for its covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against a manufacturer under the Federal False Claims Act and other laws and regulations.
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

Any regulatory approval that the FDA or a foreign regulatory authority grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective. For example, the FDA-approved label for ZORYVE cream 0.3% is limited to the topical treatment of plaque psoriasis, including intertriginous areas, in patients 6 years of age and older, the label for ZORYVE cream 0.15% is limited to the topical treatment of atopic dermatitis in patients 6 years of age and older, and the label for ZORYVE foam 0.3% is limited to the treatment of seborrheic dermatitis in adult and pediatric patients 9 years of age and older, and we are not permitted to promote these products for any other uses, unless and until such uses are approved.
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
As a result, our NOL carryforwards generated in tax years beginning before January 1, 2018 may expire prior to being used, and the deductibility of our NOL carryforwards generated in tax years beginning after December 31, 2017 will be subject to a percentage limitation, in taxable years beginning after December 31, 2020. In addition, we believe the Company has had ownership changes in the past and may have additional ownership changes in the future. These ownership changes could limit our ability to use all our NOL carryforwards, credit carryforwards, or other tax attributes. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards or other tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted Senate Bill 167 (SB 167), which, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. While SB 167 did not have a material impact to the Company in 2024, it is possible that it may in future years.
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

General Risk Factors
Macroeconomic factors, including unfavorable or uncertain global and regional economic, political and health conditions, could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by global or regional economic, political and health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty), political uncertainty (such as during transitional periods for new administrations and changes to leadership positions within government or national offices, agencies, and divisions), conflicts, trade disputes between nations and the current and future conditions in the global financial markets. For example, if inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases to purchasers of our approved products. In addition, the imposition of tariffs and other orders or restrictions impacting trade could adversely impact our business, including by increasing or otherwise impacting the costs and expenses we incur in connection with our operations and supply chain, and by potentially increasing the price of our products to purchasers of our approved products. The actual impacts of any tariffs and other orders or restrictions are subject to a number of factors including the effective date and duration of such tariffs, orders and restrictions, the amount, scope and nature of such inputs, any countermeasures that the target countries may take and any mitigating actions that may become available. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease, and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of our facilities and the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales.
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
Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Todd Franklin Watanabe, our Chief Financial Officer, David Topper, our Chief Technical Officer, Bethany Dudek, Ph.D, our Chief Medical Officer, Patrick Burnett, M.D., Ph.D, and our Chief Commercial Officer, L. Todd Edwards. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. The Current Administration and Congress may propose various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition, or results of operations. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
In October 2021, the Organization for Economic Co-operation and Development (the OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Framework), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the United States will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. While we continue to monitor the implementation of the Framework and its potential impact, we currently do not expect the Framework to have a material impact on the Company.
We could be subject to additional tax liabilities
We are subject to U.S. federal, state, local, and foreign income taxes in the United States, withholding taxes and transaction taxes in foreign jurisdictions. Significant judgement is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional income, sales, and value-added or other taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors.
•Risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information, as well as risks of data leakage and unauthorized access to sensitive information.
•Ongoing review of the controls framework to support the security of emerging technologies, including artificial intelligence (AI) and generative AI (GenAI), ensuring alignment with evolving risks and regulatory expectations.
There can be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, and collaborators’ cybersecurity risk management program and processes, including policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives at least quarterly reports from our Chief Digital & Technology Officer and internal security staff on developments in our information technology infrastructure and cybersecurity program. This includes updates, as appropriate, on key information technology initiatives, new and existing cybersecurity risks, and how management is managing risks. In addition, the Chief Digital & Technology Officer updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant per our established severity and response framework.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program and an annual report from management on our cybersecurity risks.
Our security technology team, led by the Head of Core Technology & Security (Head of CT&S), is responsible for managing and directing day-to-day assessment and management of materials risks from cybersecurity threats, including oversight of our cybersecurity tools, controls and strategies to protect organization assets, networks and data. The Head of CT&S reports to our Chief Digital and Technology Officer. The Head of CT&S has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. He is an ISACA certified security manager and has over 20 years of experience in information technology, with over 10 years specifically focused on cybersecurity risk management.

Our management takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. PROPERTIES
Our corporate headquarters is located in Westlake Village, California, where we lease approximately 22,643 square feet of office space.
Item 3. LEGAL PROCEEDINGS
Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of Delaware on March 27, 2024, based on the submission to the FDA of an ANDA seeking approval to market and sell a generic version of Arcutis’ ZORYVE® 0.3% cream for the treatment of plaque psoriasis. The Company asserts infringement of the following eleven patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE® 0.3% cream: 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796;11,819,496; 11,992,480; 12,005,051; 12,005,052; 12,011,437; and 12,016,848 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to infringe.
On July 19, 2024, Arcutis filed its first amended complaint that added the last five of the above listed patents to its infringement allegations. These patents were issued by the U.S. Patent and Trademark Office and listed in FDA’s Orange Book for Arcutis’s ZORYVE® 0.3% cream after the filing of the original complaint. On August 2, 2024, Padagis responded to the first amended complaint, denying infringement and asserting counterclaims seeking a declaratory judgement that the asserted patents are not infringed, invalid, and/or unenforceable. The court issued a scheduling order on June 10, 2024, which sets trial at the court’s convenience, or around April 13-17, 2026. The automatic 30-month stay of FDA approval of Padagis’s ANDA seeking approval for Arcutis’s ZORYVE® 0.3% cream is set to expire on August 14, 2026.
Teva Pharmaceutical Industries Ltd. filed Oppositions with the European Patent Office against two of our European patents, European Patent Nos. EP 3634380 B1 and EP 3684334 B1, on September 20, 2024 and August 13, 2024, respectively. These patents relate to topical roflumilast compositions. Arcutis filed replies on January 23, 2025 and February 24, 2025, respectively. Hearings before the EPO’s Opposition Division are not yet scheduled and the proceedings are ongoing.
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
Holders
As of February 19, 2025, there were approximately 61 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Stock Performance Graph
The graph below shows a comparison, from January 31, 2020 (the date our common stock commenced trading on Nasdaq) through December 31, 2024, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (^IXIC) and the Nasdaq Biotechnology Index (^NBI). The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on January 31, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Cummulative Total Return of a $100 Investment
$200.00
$150.00
$100.00
$50.00
01/31/20 (Inception)
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Arcutis Biotherapeutics Inc. (ARQT)
Nasdaq Composite (^IXIC)
Nasdaq Biotechnology (^NBI)

Cumulative Total Return Comparison

	1/31/2020 (Inception)	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Arcutis Biotherapeutics, Inc.	$100.00	$129.04	$95.14	$67.89	$14.82	$63.90
Nasdaq Composite Index	$100.00	$140.84	$170.97	$114.38	$164.04	$211.03
Nasdaq Biotechnology Index	$100.00	$133.14	$132.30	$117.87	$122.27	$120.60
Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our “Selected Financial Data” and our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans, objectives, expectations, projections and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built a leading platform for dermatologic product development and commercialization. Our strategy is to focus on validated biological targets, and to use our drug development platform and deep dermatology expertise to develop and commercialize differentiated products that have the potential to address the major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%) in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older.
In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam) for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in late January 2024, and was approved by Health Canada in October 2024 and became commercially available in Canada in December 2024.
In addition to the approval of ZORYVE cream 0.3% for plaque psoriasis and ZORYVE foam for seborrheic dermatitis, we also received FDA approval for and commercially launched ZORYVE (roflumilast) cream 0.15% (ZORYVE cream 0.15%), (collectively, ZORYVE), in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% is a once-daily, steroid-free cream that provides rapid disease clearance and significant reduction in itch and has been specifically developed to be a treatment option for long-term disease control. We have also completed a Phase 3 trial of ZORYVE cream 0.05% in pediatric patients 2 to 5 years of age with mild to moderate atopic dermatitis (INTEGUMENT-PED). Based on the positive results from the INTEGUMENT-PED study, and given our recent approval of ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, we submitted a supplemental new drug application (sNDA) for topical ZORYVE cream 0.05% for children 2 to 5 years of age in December 2024. We conducted INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age or older and ZORYVE cream 0.05% in subjects between the ages 2 and 5 years, for which we reported positive results in September 2023 and August 2024, respectively.
Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our Phase 2b and pivotal Phase 3 clinical trials. We announced positive topline data in September 2022, with ZORYVE foam showing rapid disease clearance and significant reduction in itch. In the pivotal Phase 3 ARRECTOR study, at Week 8, 66% of individuals treated with ZORYVE foam achieved the co-primary efficacy endpoint of Scalp IGA Success, defined as a Scalp IGA score of “clear” or “almost clear” plus a 2-point improvement, and 46% of patients achieved the co-primary efficacy endpoint of Body IGA Success, defined as a Body IGA score of "clear" or "almost clear" plus a 2-point improvement. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 24 hours of first application. Based on the ARRECTOR results and a Phase 2b study, we submitted an sNDA to the FDA for a label expansion to include scalp and body psoriasis in adults and adolescents ages 12 and over, which was recently accepted by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date in May 2025.
In July 2024, we entered into a co-promotion agreement with Kowa Pharmaceuticals, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa will receive a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024.
In addition to ZORYVE, we are developing ARQ-255, a deep-penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 (JAK1) inhibitor, designed to preferentially deliver the drug deep into the hair follicle, the site of inflammation in alopecia areata, in order to potentially develop the first topical treatment for this disease. We completed enrollment in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata and expect data in the first half of 2025.
In September 2022, we acquired Ducentis BioTherapeutics LTD (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). Currently in the preclinical stage, we plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a potentially highly complementary biologic treatment option to ZORYVE cream in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. We are working towards submitting an Investigational New Drug (IND) application during 2025.
We have incurred net losses in each year since inception, including net losses of $140.0 million, $262.1 million and $311.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,121.9 million and cash, cash equivalents, restricted cash and marketable securities of $228.6 million. As of December 31, 2024, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash on October 8, 2024, with the right to re-draw that principal for a defined period.
We expect to continue to incur losses and significant expenses as we commercialize ZORYVE, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions, and commercialization. We expect to incur significant and prioritized commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spend on ARQ-234, ARQ-255, and ZORYVE label extensions, if we obtain regulatory approval for them. If our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the consolidated financial statements for additional information.
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
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA approved product, ZORYVE cream 0.3%, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. We also began recognizing revenue net of deductions for ZORYVE cream 0.3% in Canada in June 2023, ZORYVE foam in the United States in January 2024, ZORYVE cream 0.15% for atopic dermatitis in July 2024, and ZORYVE foam in Canada in December 2024. Additionally, if our development efforts for our other product candidates and ZORYVE label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from product sales.
Other Revenue
Other revenue relates to our license agreements, primarily the Sato License Agreement and the Huadong License and Collaboration Agreement. See Note 7 to the consolidated financial statements for additional information.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Our cost of sales will reflect a lower average per unit cost of materials until inventory that was previously expensed is sold, which is expected to occur in the first half of 2025. As of December 31, 2024 and December 31, 2023, the value of this inventory, mostly at the raw materials stage, was approximately $5.5 million and $8.7 million, respectively.
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
We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the phase 1 ARQ-255 study for alopecia areata, and early development of ARQ-234 for atopic dermatitis.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of ZORYVE cream and ZORYVE foam, ARQ-255, and ARQ-234 or any other product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE. Other selling, general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance, and professional services fees for auditing, tax, and general legal services. The commission paid to Kowa under our co-promotion agreement is recorded as a selling expense. We expect our selling, general and administrative expenses to continue to increase in the future as we continue to commercialize ZORYVE and potentially other product candidates, and support our operations, including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities, as well as changes in the fair value of the derivative related to our debt. See Note 9 to the consolidated financial statements for additional information.
Interest Expense
Interest expense is related to interest incurred on our long term debt.
Provision for Income Taxes
Provision for income taxes is related to the Huadong License and Collaboration Agreement. See Note 7 and Note 11 to the consolidated financial statements for additional information.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
Product revenue, net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream 0.3% in August 2022, and Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE cream 0.3% in June 2023. In the first quarter of 2024, we began recording U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE foam in January 2024. In the third quarter of 2024, we began recording U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE cream 0.15% in July 2024. In the fourth quarter of 2024, we began recording Canada product revenue following the Health Canada approval and subsequent commercial launch of ZORYVE foam in December 2024.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$85,082	$29,186	$55,896	192%
ZORYVE foam	71,539	—	71,539	*
ZORYVE cream 0.15%	9,921	—	9,921	*
Total product revenue, net	$166,542	$29,186	$137,356	471%
Product revenue, net, for ZORYVE cream 0.3% increased by $55.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by higher end customer demand and improving gross-to-net discounts for ZORYVE cream 0.3% in the United States.
Product revenue, net, for ZORYVE foam increased by $71.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by its commercial launch in January 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $9.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by its commercial launch in July 2024.
Other revenue
Other revenue in the year ended December 31, 2024 is a result of license revenues received in connection with the Sato License Agreement of $25.0 million and the Huadong License and Collaboration Agreement of $5.0 million. Other revenue for the year ended December 31, 2023 primarily included licensed revenues received in connection with the Huadong License and Collaboration Agreement of $30.0 million. See Note 7 to the consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $14.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is related primarily to an increase in customer demand for ZORYVE cream 0.3% and launch of ZORYVE foam in 2024. Prior to the dates on which the initial regulatory approvals were received for each product, inventory manufacturing and raw materials costs were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur in the first half of 2025.

Research and Development Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$5,210	$35,607	$(30,397)	(85)%
Topical JAK inhibitor program	2,945	3,334	(389)	(12)%
Other early stage programs	11,477	5,681	5,796	102%
Indirect costs:
Compensation and personnel-related	39,216	44,613	(5,397)	(12)%
Other	17,572	21,340	(3,768)	(18)%
Total research and development expense	$76,420	$110,575	$(34,155)	(31)%
______________
*Not applicable
Research and development expenses decreased by $34.2 million, or 31%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis, coupled with decreases in compensation and personnel-related expenses, partially offset by manufacturing and preclinical costs incurred related to the development of early-stage programs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $44.2 million, or 24%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase in compensation and personnel related expenses of $28.9 million and an increase in sales and marketing expenses of $14.1 million. These increases were primarily due to our continued commercialization efforts for ZORYVE.
Other Income, Net
Other income, net increased by $4.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the impact of higher interest rates on a higher marketable securities balance for the first three quarters of the year.
Interest Expense
Interest expense decreased by $2.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the impact of lower interest rates and the partial prepayment of principal related to the Loan Agreement. See Note 9 to the consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense of $0.6 million for the year ended December 31, 2024 and $3.1 million for the year ended December 31, 2023 were due to income tax expense related to withholding taxes on payments received in connection with the Huadong License and Collaboration Agreement. See Note 7 and Note 11 to the consolidated financial statements for additional information.
Liquidity, Capital Resources and Requirements
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of December 31, 2024 and 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $228.6 million and $272.8 million, respectively, and an accumulated deficit of $1,121.9 million and $981.9 million, respectively. We maintain cash balances with financial institutions in excess of insured limits. As of December 31, 2024, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash on October 8, 2024, with the right to re-draw that principal for a defined period. See Note 9 to the consolidated financial statements for additional information.
We believe that our existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of our financial statements.
If our capital resources are insufficient to satisfy our requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources if or when needed it may be necessary to significantly reduce our current rate of spending through, among other things, reductions in staff and delaying, scaling back, or stopping certain research and development programs, nonclinical studies, clinical trials or other development activities, and commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.
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
•the scope, progress, results, and costs of researching and developing our product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned or ongoing development activities and our formulation and nonclinical efforts;
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
Indebtedness

On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of December 31, 2024 and 2023, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million and $200.0 million, respectively.
In October 2024, we made a 2024 Partial Prepayment of $100.0 million, which reduced the aggregate principal amount outstanding under the Loan Agreement to $100.0 million. In connection with the 2024 Partial Prepayment, we are obligated to pay a prepayment penalty of $1.0 million by June 30, 2026 and a final fee of $6.95 million, representing the final fee applicable to the amount of the 2024 Partial Prepayment, on January 1, 2027. As a result of such 2024 Partial Prepayment, subject us generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date equal to 80% of our projected net product revenue as set forth in its annual plan for the respective period, we will be able to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. In addition, as a result of the 2024 Partial Prepayment, (i) the maturity date of the Loan Agreement is August 1, 2029 (such date, the Maturity Date), (ii) the applicable per annum interest rate is equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the one-month Secured Overnight Financing Rate (SOFR), (iii) we are no longer subject to certain cost and purchase price restrictions regarding acquisitions, and (iv) we may prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (a) 3.0% for any prepayment made prior to the first anniversary of the second amendment, (b) 2.0% for any prepayment made prior after the first anniversary of the second amendment and prior to the second anniversary of the second amendment, or (c) 1.0% for any prepayment made prior after the second anniversary of the second amendment and prior to the Maturity Date.
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On December 31, 2024, the rate was 10.47%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.
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
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loans. Upon the occurrence and for the duration of an event of default, an additional default interest rate (the Default Rate) equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement.
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
We were in compliance with all covenants under the Loan Agreement as of December 31, 2024.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(112,158)	$(247,057)
Cash provided by (used in) investing activities	28,820	180,232
Cash provided by financing activities	66,202	101,323
Effect of exchange rate changes on cash	(235)	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,371)	$34,448
Net Cash Used in Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $112.2 million, which consisted of a net loss of $140.0 million and a change in net operating assets and liabilities of $15.1 million, partially offset by net non-cash and other charges of $43.0 million. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable of $47.3 million, offset by an increase in accounts payable and accrued liabilities of $34.3 million. The net non-cash and other charges were primarily related to stock-based compensation expense of $41.7 million.

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
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2024, net cash provided by investing activities was $28.8 million, which was comprised primarily of the proceeds from the maturities of marketable securities of $288.8 million, partially offset by purchases of marketable securities of $254.8 million, as well as a milestone payment made to AstraZeneca of $5.0 million.
During the year ended December 31, 2023, net cash provided by investing activities was $180.2 million, which was comprised primarily of the proceeds from the maturities of marketable securities of $406.5 million, partially offset by purchases of marketable securities of $225.8 million.
Net Cash Provided by Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $66.2 million, which was comprised primarily of the net cash proceeds received from our February 2024 public stock offering of $161.7 million, offset by the 2024 Partial Prepayment of our long-term debt of $100.0 million.
During the year ended December 31, 2023, net cash provided by financing activities was $101.3 million, which was comprised primarily of the net cash proceeds received from our October 2023 public stock offering of $95.8 million and our December 2023 sale of stock under our ATM facility of $3.1 million.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2024:
Facility Operating Lease
We lease a facility in Westlake Village, California under an operating lease that commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space. The total commitment under the operating lease agreement is $3.8 million, including $1.0 million for each of the years 2025 and 2026, $1.1 million for the year 2027, and $0.7 million for the year 2028. See Note 8 to the consolidated financial statements for additional information.
Long-Term Debt Obligations
As of December 31, 2024, we had $100.0 million outstanding under our Loan Agreement. See Notes 1 and 9 to the consolidated financial statements for additional information. The undiscounted future payments of principal and interest under the Loan Agreement as of December 31, 2024 is $171.3 million, including $12.4 million for the year 2025, $13.6 million for the year 2026, $19.0 million for the year 2027, $12.2 million for the year 2028, and $114.1 million for the year 2029.
License Agreements & Acquisition
The terms of certain of our license agreements and our acquisition of Ducentis require us to pay potential future milestone payments based on product development and commercial success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 7 to the consolidated financial statements.
Manufacturing Agreements
We have entered into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $7.5 million for 2025, and approximately $0.9 million per year for 2026 and 2027. This amount does not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

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
Nonclinical and Clinical Accruals and Costs
We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of our research and development expenses. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense. Our objective is to reflect the appropriate expense in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial utilizing financial models taking into consideration discussions with applicable personnel and outside service providers. In this manner, our clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although we expect our estimates to be materially consistent with actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs as of December 31, 2024 and 2023 and actual costs incurred.
Revenues
Pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
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

In the early product launch period, we estimated a provision for sales returns based on industry data and adjusted the transaction price for such estimates at the time of sale to the Customer. As of the fourth quarter of 2024, we had collected history for our actual product returns, which we utilized to refine our returns rate and adjust our accrual. This analysis resulted in a $4.1 million reduction in our accrual and favorable true-up impact to product revenue in the fourth quarter of 2024 related to prior period estimates. We will continue to monitor our actual returns and if they vary from estimates, we may need to adjust accruals and reserve rates, which would affect revenue in the period of adjustment.

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

Rebates and Discounts: We accrue rebates for contractually agreed-upon discounts with private payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program in the United States. Our estimates for expected utilization of private payer rebates are based on data received from our customers. Our estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, we may need to adjust accruals, which would affect revenue in the period of adjustment.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2024, we had cash and cash equivalents of $71.3 million, restricted cash of $0.6 million and marketable securities of $156.6 million, which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

In addition, as of December 31, 2024, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of December 31, 2024, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At December 31, 2024 we had cash balances denominated in Canadian dollars of $4.4 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our consolidated financial statements.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Inherent Limitations over Controls and Procedures
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by an independent registered public accounting firm, as stated in their report included in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcutis Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcutis Biotherapeutics Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2025

Item 9B. OTHER INFORMATION
On December 13, 2024, Patrick Burnett, our Chief Medical Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 177,732 shares of Common Stock held by Mr. Burnett between March 11, 2025 and February 27, 2026.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the our securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Select Market. This policy imposes regular blackout periods during which certain individuals may not transact in our securities and pre-clearance procedures for transactions by certain specified individuals, including, among others, the members of our board of directors and our executive officers. In addition, this policy prohibits certain transactions that we have determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving our equity securities, hedging transactions, and margin accounts and pledging of our securities. We regularly review our insider trading policy with our board of directors and management. A copy of our insider trading policy and procedures is filed as Exhibit 19 to this Annual Report on Form 10-K. Further, the company will not transact in any of its own securities unless in compliance with U.S. securities laws.
The remaining information required by this item is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statement Schedules.
The following financial statements are included herein:
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits. [YET TO BE UPDATED]

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/19/20	4.3
4.4	Form of Pre-Funded Warrant	8-K	10/23/23	4.1
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	2022 Employment Inducement Incentive Plan and forms of award agreements.	10-K	2/22/22	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.7#	Consulting Agreement, dated August 16, 2016, by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.11
10.8†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.9†^	Exclusive Option and License Agreement, dated January 4, 2018, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.13
10.10†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.11#	Transition and Amendment Agreement, dated December 13, 2019 by and between Bhaskar Chaudhuri and the Registrant.	S-1	1/6/20	10.15
10.12	Option Notice and Amendment No. 2 to Exclusive Option and License Agreement, dated December 5, 2019, by and between Jiangsu Hengrui Medicine Co., Ltd. and the Registrant.	S-1	1/6/20	10.16
10.13#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17
10.14	Offer Letter, dated December 18, 2020, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.23
10.15	Severance & Change in Control Agreement, by and between the Registrant and Matthew R. Moore.	10-K	2/16/21	10.24
10.16†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.	10-K	2/16/21	10.25
10.17†^	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.	10-Q	5/6/21	10.1
10.18†^	Amendment No. 1, dated October 5, 2022, to the Supply Agreement, dated November 24, 2020, by and among the Registrant and Interquim, S.A.	10-Q	11/8/22	10.2
10.19†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.	10-Q	11/4/21	10.1

10.20	Offer Letter, dated December 13, 2021, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.31
10.21	Severance & Change in Control Agreement, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.32
10.22†	Share Purchase Agreement, dated September 7, 2022, by and among the Registrant, Ducentis Biotherapeutics LTD and the certain stockholders of Ducentis Biotherapeutics LTD.	10-Q	11/8/22	10.1
10.23^	Amended and Restated Loan and Security Agreement, dated January 10, 2023, by and among the Registrant, SLR Investment Corp. and the lenders party thereto.	10-K	2/28/23	10.35
10.24	First Amendment to Amended and Restated Loan and Security Agreement dated November 1, 2023, by and among the Registrant, SLR Investment Corp., and the lenders party thereto.	10-Q	11/3/23	10.2
10.25	Non-Employee Director Compensation Program	10-K	2/28/23	10.36
10.26	Form of Non-Employee Director RSU Deferral Election	10-K	2/28/23	10.37
10.27	License Agreement, dated August 10, 2023, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.	10-Q	11/3/23	10.1
10.30	Employment Agreement, dated September 1, 2023, by and between John Smither and the Registrant	8-K	9/7/23	10.1
10.31	Severance & Change in Control Agreement, dated September 6, 2023, by and between John Smither and the Registrant	8-K	9/7/23	10.2
10.32	Employment Agreement, dated September 16, 2023, by and between Todd Edwards and the Registrant	8-K	9/27/23	10.1
10.33	Severance and Change in Control Agreement, dated September 16, 2023, by and between Todd Edwards and the Registrant	8-K	9/27/23	10.2
10.34	Amended and Restated Sales Agreement, dated January 31, 2024, by and between the Registrant and Cowen and Company, LLC	S-3	1/31/24	1.2
10.35	Amendment to Employment Agreement, dated February 22, 2024, by and between the Registrant and Matthew R. Moore	10-K	2/27/24	10.35
10.36	Offer Letter of Employment Agreement, dated April 5, 2024, by and between the Registrant and David Topper	8-K	4/10/24	10.1
10.37	Severance and Change in Control Agreement, dated April 5, 2024, by and between the Registrant and David Topper	8-K	4/10/24	10.2
10.38†	License Agreement, dated February 27, 2024, by and between the Registrant and Sato Pharmaceutical Co., Ltd.	10-Q	5/14/24	10.3
10.39	First Amendment to the License Agreement, dated February 18, 2024, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.	10-Q	5/14/24	10.4
10.4^	Second Amendment to Amended and Restated Loan and Security Agreement, dated August 9, 2024, by and among the Registrant, Arcutis Canada, Inc., SLR Investment Corp., and the lenders party thereto.	10-Q	8/14/24	10.1
19	Insider Trading Policy and Procedures	10-K	2/27/24	19
23.1	Consent of Independent Registered Public Accounting Firm.				*

24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).				*
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
*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
97.1	Arcutis Biotherapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	2/27/24	97.1
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				*
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcutis Biotherapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Sales deductions
Description of the Matter
As of December 31, 2024, the Company recorded accrued sales deductions of $38.4 million. As described in Note 2 to the consolidated financial statements, revenues from product sales are recognized net of variable consideration for invoice discounts for prompt payment and distribution service fees, government and private payer rebates, chargebacks, discounts and fees, product returns and costs of co-pay assistance programs, which are collectively recorded at the time of sale.
Auditing the accrued liabilities related to private payer rebates required significant judgment. The accrued sales deductions related to private payer rebates are based on data received from its customers, current contractual arrangements, market events and trends, external historical data, and forecasted customer buying patterns and patient utilization. Auditing the Company’s accounting for accrued sales deductions related to co-pay assistance programs requires a higher degree of judgment to evaluate the relevance and reliability of audit evidence. The accrued sales deductions related to co-pay assistance programs are estimated based on historical program payments and utilization.

How We Addressed the Matter in Our Audit
To test the adequacy of the Company’s accrued sales deductions for private payer rebates and co-pay assistance we obtained management’s calculations for the estimates and performed the following procedures, among others. For accrued private payer rebates, we tested management’s estimation process by developing an independent expectation of the estimated accrual balance based upon actual historical payment data. We also tested terms and conditions for a sample of contracts to the executed agreement and tested a sample of payments made throughout the year. For accrued co-pay assistance programs, we assessed the company’s assumptions of distributor inventory quantities by agreeing the quantities to third party reports. We also assessed the historical share and payment rate assumptions by testing a sample of the historical payments and program utilization.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Los Angeles, California
February 25, 2025

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$71,335	$88,398
Restricted cash	617	925
Marketable securities	156,620	183,463
Trade receivables, net	73,066	25,807
Inventory	14,526	13,134
Prepaid expenses and other current assets	19,656	18,704
Total current assets	335,820	330,431
Property and equipment, net	1,041	1,539
Intangible assets, net	9,479	6,438
Operating lease right-of-use asset	1,953	2,361
Other assets	596	596
Total assets	$348,889	$341,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,220	$11,992
Accrued liabilities	65,973	33,941
Operating lease liability	820	735
Total current liabilities	81,013	46,668
Operating lease liability, noncurrent	2,562	3,382
Long-term debt, net	107,203	201,799
Other long-term liabilities	570	849
Total liabilities	191,348	252,698
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 117,848,033 and 96,787,343 shares issued and outstanding at December 31, 2024 and 2023, respectively	12	9
Additional paid-in capital	1,279,479	1,070,558
Accumulated other comprehensive income (loss)	(7)	4
Accumulated deficit	(1,121,943)	(981,904)
Total stockholders’ equity	157,541	88,667
Total liabilities and stockholders’ equity	$348,889	$341,365
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$166,542	$29,186	$3,686
Other revenue	30,000	30,420	—
Total revenues	196,542	59,606	3,686

Operating expenses:
Cost of sales	19,128	4,987	754
Research and development	76,420	110,575	182,435
Selling, general and administrative	229,391	185,145	122,124
Total operating expenses	324,939	300,707	305,313
Loss from operations	(128,397)	(241,101)	(301,627)

Other income (expense):
Other income, net	16,173	11,786	5,821
Interest expense	(27,168)	(29,712)	(15,652)

Loss before income taxes	(139,392)	(259,027)	(311,458)

Provision for income taxes	647	3,113	—

Net loss	$(140,039)	$(262,140)	$(311,458)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	219	1,186	(831)
Foreign currency translation adjustment	(230)	(96)	—
Total other comprehensive income (loss)	(11)	1,090	(831)

Comprehensive loss	$(140,050)	$(261,050)	$(312,289)

Per share information:
Net loss per share, basic and diluted	$(1.16)	$(3.78)	$(5.66)
Weighted-average shares used in computing net loss per share, basic and diluted	120,957,633	69,305,487	55,032,265
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	50,255,614	$5	$706,233	$(255)	$(408,306)	$297,677
Issuance of shares of common stock for public offering, net of issuance costs of $634	882,353	—	14,366	—	—	14,366
Issuance of shares of common stock net of discount and issuance costs of $10,844	8,625,000	1	161,656	—	—	161,657
Issuance of shares of common stock related to the acquisition of Ducentis Biotherapeutics	610,258	—	12,468	—	—	12,468
Issuance of common stock upon the exercise of stock options	331,890	—	1,016	—	—	1,016
Issuance of common stock upon the vesting of restricted stock units	118,174	—	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	75,293	—	82	—	—	82
Shares issued pursuant to the ESPP	138,821	—	1,922	—	—	1,922
Stock-based compensation expense	—	—	32,682	—	—	32,682
Unrealized loss on marketable securities	—	—	—	(831)	—	(831)
Net loss	—	—	—	—	(311,458)	(311,458)
Balance—December 31, 2022	61,037,403	6	930,425	(1,086)	(719,764)	209,581
Issuance of shares of common stock for public offering, net of issuance costs of $6,546	33,425,000	3	95,762	—	—	95,765
Issuance of common stock from ATM offering, net of issuance costs of $116	1,250,000	—	3,136	—	—	3,136
Issuance of common stock upon the exercise of stock options	348,169	—	1,247	—	—	1,247
Issuance of common stock upon the vesting of restricted stock units	440,262	—	—	—	—	—
Lapse of repurchasing rights related to common stock issued pursuant to early exercises	14,847	—	—	—	—	—
Shares issued pursuant to the ESPP	271,662	—	1,175	—	—	1,175
Stock-based compensation expense	—	—	38,813	—	—	38,813
Unrealized gain on marketable securities	—	—	—	1,186	—	1,186
Foreign currency translation adjustment	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(262,140)	(262,140)
Balance—December 31, 2023	96,787,343	9	1,070,558	4	(981,904)	88,667
Issuance of common stock and pre-funded warrants, net of issuance costs of $10,820	18,157,895	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	649,109	—	2,807	—	—	2,807
Issuance of common stock upon the vesting of restricted stock units	1,719,962	—	—	—	—	—
Shares issued pursuant to the ESPP	533,724	—	1,713	—	—	1,713
Stock-based compensation expense	—	—	42,722	—	—	42,722
Unrealized gain on marketable securities	—	—	—	219	—	219
Foreign currency translation adjustment	—	—	—	(230)	—	(230)
Net loss	—	—	—	—	(140,039)	(140,039)
Balance—December 31, 2024	117,848,033	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
The accompanying notes are an integral part of these consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,039)	$(262,140)	$(311,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	640	771	622
Non-cash lease expense	408	360	319
Amortization of intangible assets	1,959	750	312
Acquired in-process research and development	—	—	29,630
Net amortization/accretion on marketable securities	(6,901)	(6,989)	(2,253)
Non-cash interest expense	5,404	4,030	2,606
Stock-based compensation	41,730	38,813	32,682
Change in fair value of embedded derivative instrument	(279)	849	—
Changes in operating assets and liabilities:
Accounts receivable, net	(47,259)	(17,349)	(8,458)
Inventories	(400)	(5,620)	(7,514)
Prepaid expenses and other current assets	(948)	(8,621)	3,472
Accounts payable	2,229	3,152	1,565
Accrued liabilities	32,033	5,594	1,193
Operating lease liabilities	(735)	(657)	(433)
Net cash used in operating activities	(112,158)	(247,057)	(257,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(254,820)	(225,840)	(415,389)
Proceeds from maturities of marketable securities	288,783	406,500	351,473
Purchases of property and equipment	(143)	(428)	(333)
Acquisition of in-process research and development	—	—	(15,450)
Milestone payment for intangible asset	(5,000)	—	(7,500)
Net cash provided by (used in) investing activities	28,820	180,232	(87,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	161,682	—	161,592
Repayment of long-term debt	(100,000)	—	—
Proceeds from issuance of common stock upon exercise of stock options	2,807	1,247	1,016
Proceeds from issuance of common stock for ESPP	1,713	1,175	1,922
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	95,765	—
Proceeds from long-term debt	—	—	125,000
Proceeds from issuance of shares under ATM, net of issuance costs	—	3,136	14,455
Payment of debt issuance costs	—	—	(2,187)
Net cash provided by financing activities	66,202	101,323	301,798
Effect of exchange rate changes on cash	(235)	(50)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,371)	34,448	(43,116)
Cash, cash equivalents and restricted cash at beginning of period	89,323	54,875	97,991
Cash, cash equivalents and restricted cash at end of period	$71,952	$89,323	$54,875
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Interest expense paid in cash	$22,209	$25,445	$12,636
Acquired in-process research and development in exchange for the issuance of common stock	$—	$—	$12,468
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
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream in plaque psoriasis on April 28, 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam), on December 15, 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in late January 2024. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.15%, (ZORYVE cream 0.15%) on July 9, 2024, for the treatment of mild to moderate atopic dermatitis in adult and pediatric patients 6 years of age and older, and began U.S. commercialization in late July 2024. The Company received Health Canada approval of ZORYVE foam in October 2024.
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
In addition to the sale of common stock, the offering completed in October 2023 consisted of prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and were not exercised as of December 31, 2024.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,121.9 million and $981.9 million as of December 31, 2024 and 2023, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $228.6 million and $272.8 million as of December 31, 2024 and 2023, respectively. The Company has $100.0 million outstanding under the Loan Agreement as of December 31, 2024. See Note 9.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, accruals for research and development activities, stock-based compensation expense, and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates. See below for change in prior period estimates related to revenue recognition which was recorded in the fourth quarter of 2024.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, U.S. Treasury securities, and short-term corporate debt securities.
Restricted Cash
As of December 31, 2024 and 2023, the Company held $0.6 million and $0.9 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's amended office space lease. See Note 8.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
Trade Receivables, net
The Company’s trade accounts receivable consists of amounts due primarily from pharmaceutical wholesalers and specialty pharmacy providers in the United States and Canada (collectively, its Customers) related to sales of ZORYVE and have standard payment terms. For certain Customers, the trade accounts receivable for the Customer is net of distribution service fees, prompt pay discounts, and other adjustments. The Company monitors the financial performance and creditworthiness of its Customers so that it can properly assess and respond to changes in their credit profile. The Company will reserve against trade accounts receivable for estimated credit losses that may arise and any amounts determined to be uncollectible will be written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not material as of December 31, 2024 and 2023.
Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale, and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such charges are recorded as a component of cost of sales in the consolidated statements of operations. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products that may be used in clinical development programs are excluded from inventory and their costs are charged to research and development expense in the consolidated statement of operations as incurred, as long as they do not have an alternative use. Prior to the initial dates of regulatory approval, costs related to the production of inventory were recorded as research and development expense on the Company’s consolidated statements of operations in the period incurred.
Intangible Assets, net
The Company paid a milestone payment of $7.5 million to AstraZeneca in the third quarter of 2022 related to the FDA approval and launch of ZORYVE cream 0.3%. This milestone payment was capitalized as an intangible asset and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related License Agreement will be in effect. The Company paid an additional milestone payment of $5.0 million related to the achievement of $100.0 million worldwide net sales in the third quarter of 2024. This milestone payment was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. Amortization expense was $2.0 million, $0.8 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 7.

Estimated future amortization expense for the intangible assets subsequent to December 31, 2024 is as follows (in thousands):

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Amounts
2025	$1,250
2026	1,250
2027	1,250
2028	1,250
2029	1,250
Thereafter	3,229
Total amortization	$9,479
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2024, 2023 and 2022.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Accrued and Prepaid Nonclinical and Clinical Costs
The Company records accrued liabilities for estimated costs and prepaid costs for research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid costs balances in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.
Revenues
Pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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

Revenue from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivables, net if payable to a Customer or accrued liabilities if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known. See below for change in prior period estimates related to revenue recognition which was recorded in the fourth quarter of 2024.
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
In the early product launch period, the Company estimated its provision for sales returns based on industry data and adjusted the transaction price for such estimates at the time of sale to the Customer. As of the fourth quarter of 2024, the Company had collected history for its actual product returns, which it utilized to refine its estimated returns rate and adjust its accrual. This analysis resulted in a $4.1 million reduction in its accrual and favorable true-up impact to product revenue in the fourth quarter of 2024 related to adjusting prior period estimates. The Company will continue to monitor its actual returns and if they vary from estimates, the Company may need to adjust accruals and reserve rates, which would affect revenue in the period of adjustment.

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

Rebates and Discounts: The Company accrues rebates for contractually agreed-upon discounts with private payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program in the United States. The Company's estimates for expected utilization of private payer rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect revenue in the period of adjustment.
Other Revenue
Other revenue is related to the Huadong License and Collaboration Agreement and Sato License Agreement. See Note 7. The Company evaluated the agreements with Huadong and Sato and determined that they are within the scope of ASC 606. The Company applied the five-step model as required by ASC 606 to determine revenue recognition.
The nonrefundable upfront payments received in connection with the transfer of the license and related know-how to Huadong in September 2023 and to Sato in March 2024 were determined to be distinct performance obligations, and therefore were recognized in Other revenue.
The Company evaluated whether the development and regulatory milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments are subject to significant revenue reversal and are therefore not included in the transaction price. At the end of each reporting period, the Company will re-evaluate the probability of achievement of each milestone and, if necessary, adjust its estimate of the overall transaction price and accordingly recognize

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

the related revenue once the probability of significant reversal of revenue is low. Any such adjustments are recorded on a cumulative catch-up basis, and would be reported in Other revenue in the period of adjustment.
The sales milestones and royalties will be recognized in Other revenue when the related sales occur.
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s net product revenue, and amortization of certain intangible assets associated with ZORYVE. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon related FDA approval dates for each product. As a result, manufacturing and other inventory costs incurred prior to FDA approval were expensed and, therefore, are not included in cost of sales.
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
The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, contingent consideration is recognized when the contingency is resolved and the consideration is paid or becomes payable. The upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense when paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE. Other selling, general and administrative expenses include legal costs of pursuing patent protection of the Company's intellectual property, insurance, and professional services fees for auditing, tax, and general legal services. Advertising costs are expensed as incurred and were $6.9 million, $11.2 million, $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Pre-funded Warrants
Pursuant to the Company’s offering relating to the sale of securities completed in October 2023, the Company issued pre-funded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The warrants had an exercise price of $0.0001 per underlying share of common stock, were fully exercisable upon issuance, and have no expiration date. The shares underlying the pre-funded warrants, the exercise of which requires nominal consideration for the delivery of the shares of common stock, are included in weighted-average shares used in computing net loss per share as of December 31, 2024 and 2023. See Note 1.
Stock-Based Compensation
The Company accounts for share-based payments at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for such awards is the date of grant and the expense is recognized on a straight-line basis over the expected vesting period. For share-based awards that vest subject to a performance condition, the Company will recognize compensation cost for awards if and when the Company

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

concludes that it is probable that the awards with a performance condition will be achieved on an accelerated attribution method. The Company accounts for forfeitures as they occur.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets for the United States have been fully offset by a valuation allowance. The Company has an immaterial deferred tax asset related to foreign jurisdictions which is not offset by a valuation allowance.
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
Co-promotion Agreement
In July 2024, the Company entered into a co-promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE to primary care practitioners and pediatricians for all FDA-approved indications until July 2029. The Company recognizes all revenue and Kowa receives a commission for the net sales attributed to Kowa, which is reflected in selling, general and administrative expense. For the year ended December 31, 2024, revenue from sales attributed to Kowa were immaterial and related commissions were immaterial.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company's reportable segments identified and additional required disclosures have been included in Note 13.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
ZORYVE cream 0.3%	$85,082	$29,186	$3,686
ZORYVE foam	71,539	—	—
ZORYVE cream 0.15%	9,921	—	—
Total product revenue, net	166,542	29,186	3,686
Other revenue	30,000	30,420	—
Total revenues	$196,542	$59,606	$3,686
Other revenue relates primarily to the Sato and Huadong licensing agreements. See Note 7.
Major customers are defined as customers that individually accounted for greater than 10% of the Company's revenue. The following table presents each major customer that accounted for more than 10% of its gross product sales.

	Year Ended December 31,
% of gross product sales	2024	2023	2022
Customer A	16%	13%	*
Customer B	14%	21%	45%
Customer C	13%	*	*
Customer D	12%	13%	16%
Customer E	*	22%	22%
Customer F	*	*	15%
Total gross product sales from major customers	55%	69%	98%

* Represents less than 10% of respective balance
As of December 31, 2024, amounts due from five of these customers each exceeded 10% of gross trade receivables and accounted for 69% of net trade receivables on a combined basis. As of December 31, 2023, amounts due from four of these customers each exceeded 10% of gross trade receivables and accounted for 68% of net trade receivables on a combined basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$71,335	$—	$—	$71,335
Certificates of deposit	—	5,042	—	5,042
Corporate debt securities	—	83,955	—	83,955
U.S. Treasury securities	67,623	—	—	67,623
Total assets	$138,958	$88,997	$—	$227,955

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$73,544	$—	$—	$73,544
Commercial paper	—	11,806	—	11,806
Corporate debt securities	—	59,954	—	59,954
U.S. Treasury securities	126,557	—	—	126,557
Total assets	$200,101	$71,760	$—	$271,861
______________
(1)This balance includes cash requirements settled on a nightly basis.
Money market funds and U.S. Treasury securities are valued based on quoted market prices in active markets, with no valuation adjustment.
Commercial paper, certificates of deposits, and corporate debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$71,335	$—	$—	$71,335
Total cash and cash equivalents	$71,335	$—	$—	$71,335
Marketable securities:
Certificates of deposit	$5,042	—	—	$5,042
Corporate debt securities	83,855	100	—	83,955
U.S. Treasury securities	67,404	219	—	67,623
Total marketable securities	$156,301	$319	$—	$156,620
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
As of December 31, 2024, all securities have a maturity of 18 months or less and there were no individual securities that were in a significant unrealized loss position. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.
The following table summarizes the change in the fair value of the embedded derivative instrument for the year ended December 31, 2024 and 2023 (in thousands). There was no activity for the year ended December 31, 2022.

	December 31,
	2024	2023
Beginning balance	$849	$—
Loss (gain) from changes in fair value	(279)	849
Ending balance	$570	$849
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. Refer to Note 9 for further discussion on the embedded derivative instrument.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	December 31,
	2024	2023
Raw materials	$4,300	$9,951
Work in progress	584	486
Finished goods	9,642	2,697
Total inventories	$14,526	$13,134
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid co-pay assistance program and rebates	$7,369	$8,608
Prepaid clinical trial costs	3,244	1,024
Prepaid insurance	844	864
Other prepaid expenses and current assets	8,199	8,208
Total prepaid expenses and other current assets	$19,656	$18,704
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued sales deductions	$38,430	$11,578
Accrued compensation	20,747	14,872
Clinical trial accruals	—	4,192
Accrued expenses and other current liabilities	6,796	3,299
Total accrued liabilities	$65,973	$33,941

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

6. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Computer hardware	$1,272	$1,130
Furniture and fixtures	661	661
Software	104	104
Leasehold improvements	1,568	1,568
Property and equipment, gross	3,605	3,463
Less accumulated depreciation	(2,564)	(1,924)
Property and equipment, net	$1,041	$1,539
Depreciation expense was $0.6 million, $0.8 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022 respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).
7. License Agreements & Acquisition
Sato License Agreement
On February 27, 2024, the Company entered into a License Agreement with Sato Pharmaceutical Co., Ltd. (Sato). Pursuant to the terms of the License Agreement, the Company grants to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Sato to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit roflumilast formulations (the Licensed Products) for all therapeutic uses for certain dermatological indications in humans (the Field) in Japan (the Territory).
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

subject to the terms of the License Agreement, if Sato, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Licensed Product in Japan for a certain period of time.
Other revenue under the Sato agreement was $25.0 million for the year ended December 31, 2024.
Huadong License and Collaboration Agreement
In August 2023, the Company entered into a license and collaboration agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd (Huadong), a wholly owned subsidiary of Huadong Medicine Co., Ltd. Pursuant to the terms of the agreement, the Company granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit both cream and foam topical roflumilast for all therapeutic uses for certain dermatological indications (Huadong Licensed Products) in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (Huadong Territories).
Huadong will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities for the Huadong Licensed Products, subject to certain of the Company’s approval and oversight rights. The Company will retain exclusive rights for the development, manufacture and commercialization of topical roflumilast outside the Huadong Territories.
As consideration for the rights granted under the Huadong Agreement, Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement, upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, the Company received a net payment of $2.7 million in March 2024, which consisted of $3.0 million related to the achievement of a development and regulatory milestone less the applicable tax withholding of $0.3 million. The Company received a net payment of $1.8 million in December 2024 which consisted of $2.0 million related to the achievement of a development and regulatory milestone less the applicable tax withholding of $0.2 million. The Company may also potentially receive additional payments: (i) up to an aggregate amount of $19.0 million upon the achievement of certain development and regulatory milestones, (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products.
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
Other revenue and related income tax expense related to the Huadong agreement was $5.0 million and $0.5 million, respectively, for the year ended December 31, 2024. Other revenue and related tax income expense related to the Huadong agreement was $30.0 million and $3.0 million, respectively, for the year ended December 31, 2023.
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In the third quarter of 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense was $2.0 million, $0.8 million and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products, and a payment of $10.0 million when the Company achieves $250.0 million in worldwide sales. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the year ended December 31, 2024 was $5.0 million. Royalty expense during the years ended December 31, 2023 and 2022 was not material.

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
There were no payments made or due in connection with Hengrui for the years ended December 31, 2024, 2023 and 2022.
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into a Share Purchase Agreement with Ducentis Biotherapeutics LTD (Ducentis), pursuant to which the Company acquired (the Acquisition) all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company common stock valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments of up to an aggregate of $400 million, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’ products exceeding $1.5 billion. The Company accounted for this purchase as an in-process research and development (IPR&D) asset acquisition as it has no alternative future use and recorded a charge to research and development expense in the amount of $29.6 million on the acquisition date. The contingent payments incurred in connection with the Acquisition will be recorded when it is probable that they will occur and they can be reasonably estimated, at which point the Company will determine whether the payment should be expensed or capitalized depending on whether the IPR&D has achieved market acceptance.
There were no payments made or due in connection with the Ducentis acquisition for the years ended December 31, 2024, 2023 and 2022.
Under the terms of the Share Purchase Agreement, the Company will develop and seek FDA approval of a therapeutic product containing Ducentis’ DS-234 product candidate, now ARQ-234, for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by the Company, to launch it in the United States.
8. Commitments and Contingencies

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Operating Lease
The Company leases a facility in Westlake Village, California which terminates in July 2028, with a renewal option for a term of five years. The Company also has a one-time option to cancel the lease in July 2026.
The lease also requires the Company to have an available letter of credit which has a related restricted cash account of $0.9 million and $0.6 million as of December 31, 2023 and 2024, respectively.
The minimum annual rental payments of the Company’s operating lease liability as of December 31, 2024 are as follows (in thousands):

Amounts
2025	$1,024
2026	1,054
2027	1,087
2028	653
Total minimum lease payments	3,818
Less: Amounts representing interest	(436)
Present value of future minimum lease payments	$3,382
Current portion operating lease liability	820
Operating lease liability, noncurrent	2,562
Total operating lease liability	$3,382
Straight-line rent expense recognized for operating leases was $745,000, $737,000, and $716,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
The following information represents supplemental disclosure for the consolidated statements of cash flows related to the Company’s operating lease (in thousands):

	December 31,
	2024	2023	2022
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$994	$965	$781
The following summarizes additional information related to the operating lease:

December 31, 2024
Weighted-average remaining lease term (in years)	3.6
Weighted-average discount rate	7.0%
Manufacturing Agreements
The Company has entered into manufacturing supply agreements for the commercial supply of ZORYVE which include certain minimum purchase commitments. Firm future purchase commitments under these agreements are approximately $7.5 million for 2025 and $0.9 million per year for 2026 and 2027. This amount does not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

9. Long-term debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded on December 22, 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded on August 2, 2022. As of December 31, 2024 and 2023, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million and $200.0 million, respectively.
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
As a result of such 2024 Partial Prepayment, subject to the Company generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date equal to 80% of the Company’s projected net product revenue as set forth in its annual plan for the respective period, the Company will be able to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. In addition, as a result of the 2024 Partial Prepayment, (i) the maturity date of the Loan Agreement is August 1, 2029, (ii) the applicable per annum interest rate is equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the one-month Secured Overnight Financing Rate (SOFR), (iii) the Company is no longer subject to certain cost and purchase price restrictions regarding acquisitions, and (iv) the Company may prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (a) 3.0% for any prepayment made prior to the first anniversary of the second amendment, (b) 2.0% for any prepayment made prior after the first anniversary of the second amendment and prior to the second anniversary of the second amendment, or (c) 1.0% for any prepayment made prior after the second anniversary of the second amendment and prior to the maturity date.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On December 31, 2024, the rate was 10.47%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of December 31, 2024.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2024 and 2023, the Company recognized a $0.3 million gain and $0.8 million loss, respectively, in Other income, net. No gain or loss was recognized during the year ended December 31, 2022. The fair value of the embedded derivative instrument as of December 31, 2024 and 2023 was a liability of $0.6 million and $0.8 million, respectively, and is included in Other-long term liabilities in the accompanying consolidated balance sheets. See Note 4.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.9 million is recognized over the life of the term loan through interest expense. At December 31, 2024 and 2023, the effective interest rate was 11.57% and 14.81%, respectively. Interest expense relating to the term loan was $27.2 million, $29.7 million and $15.7 million, respectively, for the year ended December 31, 2024, 2023 and 2022.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	December 31,
	2024	2023
Long-term debt, gross	$100,000	$200,000
Accrued final fee	7,324	4,876
Accrued prepayment penalty	1,000	—
Unamortized debt issuance costs	(1,121)	(3,077)
Long-term debt, net	$107,203	$201,799
Upon the contractual maturity of the Company's long term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.
10. Stock-Based Compensation
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and initially reserved 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2025, 2024 and 2023, the 2020 Plan reserve increased by 4,713,921, 3,871,494, and 2,442,090 shares, respectively. As of December 31, 2024, the Company had 3,126,304 shares available for future grant under the 2020 Plan.
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
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

rights, restricted stock awards, RSU awards, and other stock-based awards. In November 2022, the 2022 Plan reserve was increased by 1,500,000. As of December 31, 2024, the Company had 401,134 shares available for future grant under the 2022 Plan.
Stock Option Exchange Program
On January 16, 2024, the Company commenced an offer to certain eligible employees and consultants to exchange certain outstanding eligible options to purchase shares of the Company’s common stock for a lesser number of restricted stock unit (RSU) awards pursuant to an option exchange program (the Option Exchange). The Option Exchange expired on February 12, 2024. Pursuant to the Option Exchange, eligible option holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 5,059,129 shares of the Company’s common stock, representing approximately 98% of the total shares of common stock underlying the eligible options. On February 13, 2024, immediately following the expiration of the Option Exchange, the Company granted 2,129,594 shares of Replacement RSU Awards, pursuant to the terms of the Option Exchange. The Replacement RSU Awards will vest based on continued service with the Company over a period of either 1, 2 or 3 years, depending on the grant date of the exchanged options.
The exchange of stock options was treated as a modification for accounting purposes, which requires an incremental expense of $8.6 million to be recognized for the Replacement RSU Awards over their new service periods (1 - 3 years). In addition, any unamortized expense remaining on the exchanged options as of the modification will be recognized over their original remaining service period.
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in thousands)
Balance—December 31, 2023	7,919,699	$18.52	7.35	$1,435
Granted	3,765,916	5.27
Exercised	(649,109)	4.33
Forfeited(1)	(5,384,872)	22.37
Expired	(308,725)	24.44
Balance—December 31, 2024	5,342,909	$6.69	8.01	$43,120
Exercisable—December 31, 2024	2,089,687	$8.18	6.50	$16,258
______________
(1)The number of stock options forfeited includes those exchanged in the Option Exchange as described above.
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2024. The intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022 were $4.2 million, $1.2 million and $5.6 million, respectively.
The total grant-date fair value of the options vested during the years ended December 31, 2024, 2023, and 2022 were $4.0 million, $28.0 million and $25.8 million, respectively. The weighted-average grant-date fair value of employee options granted during the years ended December 31, 2024, 2023, and 2022 were $3.70, $8.01 and $14.08, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	2,929,602	$15.24
Granted	5,972,372	5.20
Vested	(1,722,037)	10.11
Forfeited	(1,124,850)	8.53
Unvested Balance—December 31, 2024	6,055,087	$8.04
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years.
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$13,509	$15,544	$13,034
Selling, general and administrative	28,221	23,269	19,648
Total stock-based compensation expense	$41,730	$38,813	$32,682
As of December 31, 2024, there was $23.9 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2024, there was $35.3 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 2.4 years.
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
Expected Volatility— The Company uses its own historical stock price for expected volatility.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	1.8 – 6.1	5.0 – 6.1	5.4 – 6.1
Expected volatility	79.1 – 83.2%	75.2 – 78.4%	77.9% – 82.1%
Risk-free interest rate	3.6 – 5.0%	3.5 – 4.7%	1.4 – 4.2%
Dividend yield	—%	—%	—%
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
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2025, 2024 and 2023, the ESPP reserve increased by 1,178,480, 967,873, and 610,522 shares, respectively. As of December 31, 2024, the Company had 1,842,720 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $914,000, $942,000, and $880,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

11. Income Taxes
The Company recorded income tax expense of $0.6 million during the year ended December 31, 2024. Of the $0.6 million recorded, $0.5 million was related to foreign withholding taxes on the milestone payments received in connection with the Huadong Agreement and $0.1 million was related to other foreign tax expense. The Company recorded income tax expense of $3.1 million during the year ended December 31, 2023. Of the $3.1 million recorded, $3.0 million was related to foreign withholding taxes on the up-front fee in connection with the Huadong Agreement and $0.1 million was related to foreign tax expense. The Company had no material U.S. federal income tax and state income tax expense for the years ended December 31, 2024, 2023 and 2022.
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(130,372)	$(255,653)	$(311,458)
Foreign	(9,020)	(3,374)	—
Loss before income taxes	$(139,392)	$(259,027)	$(311,458)
A reconciliation of income tax expense for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	799	3,113	—
Total current income tax expense	799	3,113	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(152)	—	—
Total deferred income tax expense	(152)	—	—
Total income tax expense	$647	$3,113	$—
A reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax provision at U.S. statutory rate	$(29,272)	$(54,396)	$(65,406)
State income taxes, net of federal benefit	(10,479)	(1,861)	(12,260)
Research and development tax and other credits	(973)	(4,834)	(2,968)
Change in valuation allowance	40,158	53,715	72,149
Permanent differences	1,660	3,547	1,224
Ducentis IPR&D	—	—	6,223
Non-deductible compensation	(558)	1,531	1,410
Withholding tax	500	3,000	—
Other	(389)	2,411	(372)
Provision for income tax	$647	$3,113	$—

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred income taxes were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$171,681	$152,276
Intangibles	1,400	1,196
Research and development tax credits	14,944	14,095
Research and expenditure capitalization	36,255	32,812
Accruals and reserves	16,085	5,878
Right-of-use liability	837	957
Stock-based compensation	15,761	9,620
Gross deferred tax assets	256,963	216,834

Deferred tax liabilities:
Property and equipment	(58)	(120)
Right-of-use asset	(483)	(549)
Gross deferred tax liabilities	(541)	(669)

Net deferred tax assets	256,422	216,165
Less valuation allowance	(256,270)	(216,165)
Total deferred tax assets	$152	$—
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets for the United States have been fully offset by a valuation allowance. The Company has an immaterial deferred tax asset related to foreign jurisdictions. The valuation allowance increased by approximately $40.1 million and $53.4 million during the years ended December 31, 2024 and 2023, respectively.
The Company has NOL carryforwards for federal and state income tax purposes of approximately $731.3 million and $624.1 million, respectively, as of December 31, 2024. Of the federal NOLs, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Cuts and Jobs Act of 2017, the remaining $727.8 million of NOLs generated after December 31, 2017 will be carried forward indefinitely and will be available to offset 80% of taxable income in future years. Of the $624.1 million in state net operating loss carryforwards, $541.9 million will begin to expire in 2027 and the remaining NOLs carry forward indefinitely. In addition, the Company has foreign NOL carry forwards of approximately $13.7 million as of December 31, 2024, which can be carried forward indefinitely.
As of December 31, 2024, the Company also had federal and California research and development tax credit carryforwards of $21.2 million and $4.9 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2037. The California research and development tax credit carryforwards are available indefinitely.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

the greater of the new minimum tax or their regular tax liability. The CAMT does not currently have an impact on the Company.
Uncertain Tax Benefits
No liability related to uncertain tax positions is recorded on the financial statements.
The following table summarizes the activity related to the unrecognized benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$41,390	$42,505	$38,942
Increases (decreases) related to tax positions taken during a prior year	(131)	(3,097)	490
Increases related to tax positions taken during the current year	1,027	1,982	3,073
Ending balance	$42,286	$41,390	$42,505
Included in unrecognized tax benefits of $42.3 million at December 31, 2024 was $35.1 million of tax benefits that, if recognized, would not impact the Company's income tax benefit or effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
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
It is the Company's practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2024, 2023 and 2022, the Company has not recognized any interest or penalties related to income taxes.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the years ended December 31, 2024 and 2023.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2024	2023	2022
Stock options to purchase common stock	5,342,909	7,919,699	7,476,223
Early exercised options subject to future vesting	—	—	14,853
RSUs subject to future vesting	6,055,087	2,929,602	1,576,529
ESPP shares subject to future issuance	16,338	26,368	17,046
Total	11,414,334	10,875,669	9,084,651

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

13. Segment Reporting
The Company has one reportable segment relating to the development and commercialization of treatments for dermatological diseases. The Company’s Chief Operating Decision Maker (the CODM) is its Chief Executive Officer. The CODM evaluates financial information on a consolidated basis for the purposes of allocating resources and assessing performance.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$196,542	$59,606	$3,686
Less:
Cost of sales	17,169	4,237	442
Topical roflumilast program costs	5,210	35,607	83,030
Topical JAK inhibitor program costs	2,945	3,334	4,461
Other early-stage programs costs	11,477	5,681	1,128
Research and development compensation and personnel-related expenses	39,216	44,613	41,396
Selling, general and administrative expenses	228,908	184,628	121,757
Other segment expenses(1)	20,014	22,607	53,099
Total operating expenses	324,939	300,707	305,313
Operating loss	(128,397)	(241,101)	(301,627)

Other income, net	16,173	11,786	5,821
Interest expense	(27,168)	(29,712)	(15,652)
Provision for income taxes	647	3,113	—
Segment and consolidated net loss	$(140,039)	$(262,140)	$(311,458)
(1) Other segment expenses include professional services related to research and development, medical affairs, depreciation and amortization expenses. Other segment expenses for the year ended December 31, 2022 includes in-process research and development (IPR&D) related to the acquisition of Ducentis in 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	February 25, 2025	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 25, 2025	By:	/s/ David Topper
David Topper Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Todd Franklin Watanabe, David Topper and Mas Matsuda, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Franklin Watanabe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Todd Franklin Watanabe

/s/ David Topper	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2025
David Topper

/s/ Keith R. Leonard	Director, Chairman	February 25, 2025
Keith R. Leonard

/s/ Bhaskar Chaudhuri	Director	February 25, 2025
Bhaskar Chaudhuri, Ph.D.

/s/ Terrie Curran	Director	February 25, 2025
Terrie Curran

/s/ Halley E. Gilbert	Director	February 25, 2025
Halley E. Gilbert

/s/ Patrick J. Heron	Director	February 25, 2025
Patrick J. Heron

/s/ Sue-Jean Lin	Director	February 25, 2025
Sue-Jean Lin

/s/ Howard G. Welgus	Director	February 25, 2025
Howard G. Welgus, M.D.

/s/ Neha Krishnamohan	Director	February 25, 2025
Neha Krishnamohan