Form 10-Q
period 2025-03-31
Arcutis Biotherapeutics, Inc.
filed 2025-05-06
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 1, 2025 was 119,201,724.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,104	$71,335
Restricted cash	617	617
Marketable securities	144,984	156,620
Trade receivables, net	85,415	73,066
Inventories	16,614	14,526
Prepaid expenses and other current assets	22,937	19,656
Total current assets	323,671	335,820
Property, plant, and equipment, net	1,496	1,041
Intangible assets, net	16,500	9,479
Operating lease right-of-use asset	1,842	1,953
Other assets	596	596
Total assets	$344,105	$348,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,529	$14,220
Accrued liabilities	65,758	65,973
Operating lease liability	842	820
Total current liabilities	91,129	81,013
Operating lease liability, noncurrent	2,340	2,562
Long-term debt, net	107,618	107,203
Other long-term liabilities	360	570
Total liabilities	201,447	191,348
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 119,137,785 and 117,848,033 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	1,289,789	1,279,479
Accumulated other comprehensive loss	(140)	(7)
Accumulated deficit	(1,147,003)	(1,121,943)
Total stockholders’ equity	142,658	157,541
Total liabilities and stockholders’ equity	$344,105	$348,889
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Operations and Comprehensive Loss (In thousands, except share and per share data) (unaudited)
	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue, net	$63,846	$21,569
Other revenue	2,000	28,000
Total revenues	65,846	49,569

Operating expenses:
Cost of sales	8,830	3,256
Research and development	17,543	23,141
Selling, general, and administrative	64,002	54,794
Total operating expenses	90,375	81,191
Loss from operations	(24,529)	(31,622)

Other income (expense):
Other income, net	2,730	4,044
Interest expense	(2,982)	(7,480)

Loss before income taxes	(24,781)	(35,058)

Provision for income taxes	279	324

Net loss	$(25,060)	$(35,382)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(137)	(116)
Foreign currency translation adjustment	4	(21)
Total other comprehensive loss	(133)	(137)

Comprehensive loss	$(25,193)	$(35,519)

Per share information:
Net loss per share, basic and diluted	$(0.20)	$(0.32)
Weighted-average shares used in computing net loss per share, basic and diluted	126,036,862	111,048,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	117,848,033	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
Issuance of common stock upon the exercise of stock options	109,996	—	395	—	—	395
Issuance of common stock upon the vesting of restricted stock units	1,179,756	—	—	—	—	—
Stock-based compensation expense	—	—	9,915	—	—	9,915
Unrealized loss on marketable securities	—	—	—	(137)	—	(137)
Foreign currency translation adjustment	—	—	—	4	—	4
Net loss	—	—	—	—	(25,060)	(25,060)
Balance—March 31, 2025	119,137,785	$12	$1,289,789	$(140)	$(1,147,003)	$142,658

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	96,787,349	$9	$1,070,558	$4	$(981,904)	$88,667
Issuance of shares of common stock net of discount and issuance costs of $10,820	18,157,895	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	21,863	—	82	—	—	82
Issuance of common stock upon the vesting of restricted stock units	538,330	—	—	—	—	—
Stock-based compensation expense	—	—	10,030	—	—	10,030
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(35,382)	(35,382)
Balance—March 31, 2024	115,505,437	$12	$1,242,349	$(133)	$(1,017,286)	$224,942
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,060)	$(35,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153	170
Non-cash lease expense	111	97
Amortization of intangible assets	2,979	188
Net accretion on marketable securities	(859)	(1,725)
Non-cash interest expense	415	1,004
Stock-based compensation expense	9,778	10,030
Changes in fair value of embedded derivative instrument	(210)	(543)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,349)	(11,347)
Inventories	(1,951)	(113)
Prepaid expenses and other current assets	(3,282)	5,538
Accounts payable	309	992
Accrued liabilities	(214)	(332)
Operating lease liabilities	(200)	(180)
Net cash used in operating activities	(30,380)	(31,603)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(56,110)	(105,952)
Proceeds from maturities of marketable securities	68,468	77,255
Purchases of property and equipment	(608)	—
Net cash provided by (used in) investing activities	11,750	(28,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	395	82
Proceeds from issuance of common stock, net of issuance costs	—	161,682
Net cash provided by financing activities	395	161,764
Effect of exchange rate changes on cash	4	(73)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,231)	101,391
Cash, cash equivalents, and restricted cash at beginning of period	71,952	89,323
Cash, cash equivalents, and restricted cash at end of period	$53,721	$190,714
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Milestone for intangible asset not yet paid in cash	$10,000	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$2,568	$6,512
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
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), on July 29, 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream in plaque psoriasis on April 28, 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam), on December 15, 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in late January 2024. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.15%, (ZORYVE cream 0.15%) on July 9, 2024, for the treatment of mild to moderate atopic dermatitis in adult and pediatric patients 6 years of age and older, and began U.S. commercialization in late July 2024. The Company received Health Canada approval of ZORYVE foam for seborrheic dermatitis in October 2024 and ZORYVE cream 0.15% for atopic dermatitis in March 2025.
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling shares of common stock receiving aggregate net proceeds of approximately $167.2 million. The Company completed subsequent public sales of its common stock in October 2020, February 2021, and August 2022, receiving aggregate net proceeds of $93.4 million, $207.5 million, and $161.6 million, respectively.
In addition to the sale of common stock, the offering completed in October 2023 consisted of prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and were not exercised as of March 31, 2025.
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
In January 2024, the Company amended and restated its Sales Agreement with Cowen to reset the ATM program and provide for the offer and sale of shares of common stock having an aggregate gross offering price of up to $100.0 million. All other terms of the amended and restated Sales Agreement are substantially the same as the original Sales Agreement. The Company has not yet issued or sold any common stock under the amended and restated Sales Agreement.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,147.0 million and $1,121.9 million as of March 31, 2025 and December 31, 2024, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $198.7 million and $228.6 million as of March 31, 2025 and December 31, 2024, respectively. The Company has $100.0 million outstanding under the Loan Agreement as of March 31, 2025. See Note 7.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheets as of March 31, 2025, the interim condensed consolidated statements of operations and comprehensive loss, and the condensed consolidated changes in convertible preferred stock and stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheets as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.
Significant Accounting Policies

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.
Restricted Cash
As of March 31, 2025 and December 31, 2024, the Company held $0.6 million of restricted cash as collateral for a letter of credit related to the Company's amended office space lease.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
ZORYVE cream 0.3%	$23,387	$15,026
ZORYVE foam	30,240	6,543
ZORYVE cream 0.15%	10,219	—
Total product revenue, net	63,846	21,569
Other revenue	2,000	28,000
Total revenues	$65,846	$49,569
Other revenue relates primarily to the Sato and Huadong licensing agreements. See Note 6.

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$53,104	$—	$—	$53,104
Certificates of deposit	—	5,084	—	5,084
Corporate debt securities	—	62,216	—	62,216
U.S. Treasury and agency securities	77,684	—	—	77,684
Total assets	$130,788	$67,300	$—	$198,088
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$71,335	$—	$—	$71,335
Certificates of deposit	—	5,042	—	5,042
Corporate debt securities	—	83,955	—	83,955
U.S. Treasury securities	67,623	—	—	67,623
Total assets	$138,958	$88,997	$—	$227,955
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	March 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$53,104	$—	$—	$53,104
Total cash and cash equivalents	$53,104	$—	$—	$53,104
Marketable securities:
Certificates of deposit	$5,084	$—	$—	$5,084
Corporate debt securities	62,161	59	(4)	62,216
U.S. Treasury and agency securities	77,557	128	(1)	77,684
Total marketable securities	$144,802	$187	$(5)	$144,984
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$71,335	$—	$—	$71,335
Total cash and cash equivalents	$71,335	$—	$—	$71,335
Marketable securities:
Certificates of deposit	$5,042	$—	$—	$5,042
Corporate debt securities	83,855	100	—	83,955
U.S. Treasury securities	67,404	219	—	67,623
Total marketable securities	$156,301	$319	$—	$156,620
______________
(1)This balance includes cash requirements settled on a nightly basis.

As of March 31, 2025 and December 31, 2024, all securities have a maturity of 18 months or less and there were no individual securities that were in a significant unrealized loss position. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.
The following table summarizes the change in the fair value of the embedded derivative instrument for the three months ended March 31, 2025 and 2024 (in thousands).

	March 31,
	2025	2024
Beginning balance	$570	$849
Gain from changes in fair value	(210)	(543)
Ending balance	$360	$306
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. Refer to Note 7 for further discussion on the embedded derivative instrument.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$7,559	$4,300
Work in progress	783	584
Finished goods	8,272	9,642
Total inventories	$16,614	$14,526
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid co-pay assistance program and rebates	$6,924	$7,369
Prepaid clinical trial costs	3,382	3,244
Prepaid insurance	1,401	844
Other prepaid expenses and current assets	11,230	8,199
Total prepaid expenses and other current assets	$22,937	$19,656
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued sales deductions	$47,008	$38,430
Accrued compensation	9,160	20,747
Clinical trial accruals	25	—
Accrued expenses and other current liabilities	9,565	6,796
Total accrued liabilities	$65,758	$65,973
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
No milestones were achieved for the three months ended March 31, 2025. Other revenue under the Sato agreement was $25.0 million for the three months ended March 31, 2024.
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
As consideration for the rights granted under the Huadong Agreement, Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement, upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, the Company received a net payment of $2.7 million in March 2024, which consisted of $3.0 million related to the achievement of a development and regulatory milestone less the applicable tax withholding of $0.3 million. The Company received a net payment of $1.8 million in each of December 2024 and March 2025, which consisted of $2.0 million related to the achievement of development and regulatory milestones less the applicable tax withholding of $0.2 million. The Company may also potentially receive additional payments: (i) up to an aggregate amount of $17.0 million upon the achievement of certain development and regulatory milestones, (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products.
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
For the three months ended March 31, 2025, the Company recognized $2.0 million of Other revenue and $0.2 million of income tax expense related to the achievement of a development and regulatory milestone. For the

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
three months ended March 31, 2024, the Company recognized $3.0 million of Other revenue and $0.3 million of income tax expense related to the achievement of a development and regulatory milestone.
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In the second half of 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. In the first quarter of 2025, $10.0 million became payable to AstraZeneca upon achievement of $250.0 million in worldwide net sales and was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related License Agreement will be in effect. Amortization expense was $3.0 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca License Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the three months ended March 31, 2025 was $1.9 million. Royalty expense during the three months ended March 31, 2024 was not material.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Long-term debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded on December 22, 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded on August 2, 2022. As of March 31, 2025 and December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On March 31, 2025, the rate was 10.27%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.

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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of March 31, 2025.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, the Company recognized a $0.2 million and $0.5 million gain, respectively, in Other income, net related to the change in fair value of the embedded derivative instrument. The fair value of the embedded derivative instrument as of March 31, 2025 and December 31, 2024 was a liability of $0.4 million and $0.6 million, respectively, and is included in Other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 4.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.9 million is recognized over the life of the term loan through interest expense. At March 31, 2025 and December 31, 2024, the effective interest rate was 11.38% and 11.57%, respectively. Interest expense relating to the term loan for the three months ended March 31, 2025 and 2024 was $3.0 million and $7.5 million, respectively.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	March 31, 2025	December 31, 2024
Long-term debt, gross	$100,000	$100,000
Accrued final fee	7,678	7,324
Accrued prepayment penalty	1,000	1,000
Unamortized debt issuance costs	(1,060)	(1,121)
Long-term debt, net	$107,618	$107,203
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.
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
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2024	5,342,909	$6.69	8.01	$43,120
Granted	1,889,175	13.66
Exercised	(109,996)	3.59
Forfeited	(156,896)	3.97
Expired	(2,865)	26.87
Balance—March 31, 2025	6,962,327	$8.68	8.33	$52,018
Exercisable—March 31, 2025	2,188,154	$8.07	6.39	$20,021
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2025. The intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 was $1.2 million and $0.1 million, respectively.
The total grant-date fair value of the options vested during the three months ended March 31, 2025 and 2024 was $0.7 million and $0.5 million, respectively. The weighted-average grant-date fair value of employee options granted during the three months ended March 31, 2025 and 2024 was $9.70 and $2.71, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2024	6,055,087	$8.04
Granted	2,529,525	13.67
Vested	(1,181,781)	8.73
Forfeited	(209,884)	8.53
Unvested Balance—March 31, 2025	7,192,947	$9.89
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange as previously described.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,020	$3,657
Selling, general, and administrative	6,758	6,373
Total stock-based compensation expense	$9,778	$10,030
As of March 31, 2025, there was $37.0 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years. As of March 31, 2025, there was $63.0 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Expected term (in years)	6.0 – 6.1	1.8 – 6.1
Expected volatility	79.4 – 79.5%	79.1 – 83.2%
Risk-free interest rate	4.1 – 4.4%	3.6 – 5.0%
Dividend yield	—%	—%
9. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the three months ended March 31, 2025 and 2024.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2025	2024
Stock options to purchase common stock	6,962,327	5,473,764
RSUs subject to future vesting	7,192,947	6,813,506
ESPP shares subject to future issuance	77,830	359,184
Total	14,233,104	12,646,454

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Segment Reporting
The Company has one reportable segment relating to the development and commercialization of treatments for dermatological diseases. The Company’s Chief Operating Decision Maker (the CODM) is its Chief Executive Officer. The CODM evaluates financial information on a consolidated basis for the purposes of allocating resources and assessing performance.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$65,846	$49,569
Less:
Cost of sales	5,851	3,068
Topical roflumilast program costs	1,446	3,588
Topical JAK inhibitor program costs	376	667
Other early-stage programs costs	1,995	4,133
Research and development compensation and personnel-related expenses	9,638	10,378
Selling, general and administrative expenses	63,884	54,671
Other segment expenses(1)	7,185	4,686
Total operating expenses	90,375	81,191
Operating loss	(24,529)	(31,622)

Other income, net	2,730	4,044
Interest expense	(2,982)	(7,480)
Provision for income taxes	279	324
Segment and consolidated net loss	$(25,060)	$(35,382)
(1) Other segment expenses include professional services related to research and development, medical affairs, depreciation and amortization expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which has been filed with the Securities and Exchange Commission (SEC). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
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
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age following the generation of additional clinical data. In April 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older.
In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam) for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in January 2024, and was approved by Health Canada in October 2024 and became commercially available in Canada in December 2024.
In addition to the approval of ZORYVE cream 0.3% for plaque psoriasis and ZORYVE foam for seborrheic dermatitis, we also received FDA approval for and commercially launched ZORYVE (roflumilast) cream 0.15% (ZORYVE cream 0.15%), (collectively, ZORYVE), in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% was also approved by Health Canada in March 2025 and commercially launched in April 2025. ZORYVE cream 0.15% is a once-daily, steroid-free cream that provides rapid disease clearance and significant reduction in itch and has been specifically developed to be a treatment option for long-term disease control. We have also completed a Phase 3 trial of ZORYVE cream 0.05% in pediatric patients 2 to 5 years of age with mild to moderate atopic dermatitis (INTEGUMENT-PED). Based on the positive results from the INTEGUMENT-PED study, and given our recent approval of ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, we submitted a supplemental new drug application (sNDA) for topical ZORYVE cream 0.05% for children 2 to 5 years of age in December 2024, which was accepted by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date in October 2025. We conducted INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age or older and ZORYVE cream 0.05% in subjects between the ages 2 and 5 years, for which we reported positive results in September 2023 and August 2024, respectively.
Beyond seborrheic dermatitis, we are also developing ZORYVE foam for scalp and body psoriasis and have successfully completed our Phase 2b and pivotal Phase 3 clinical trials. We announced positive Phase 3 topline data in September 2022, with ZORYVE foam showing rapid disease clearance and significant reduction in itch. In the pivotal Phase 3 ARRECTOR study, at Week 8, 66% of individuals treated with ZORYVE foam achieved the co-primary efficacy endpoint of Scalp IGA Success, defined as a Scalp IGA score of “clear” or “almost clear” plus a 2-point improvement, and 46% of patients achieved the co-primary efficacy endpoint of Body IGA Success, defined as a Body IGA score of "clear" or "almost clear" plus a 2-point improvement. In addition, individuals treated with ZORYVE foam reported reductions in itch from baseline within 24 hours of first application. Based on the ARRECTOR results and a Phase 2b study, we submitted an sNDA to the FDA for a label expansion to include scalp and body psoriasis in adults and adolescents ages 12 and over, which was accepted by the FDA with a PDUFA target action date of May 22, 2025.
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
In addition to ZORYVE, we are developing ARQ-255, a deep-penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 (JAK1) inhibitor, designed to preferentially deliver the drug deep into the hair follicle, the site of inflammation in alopecia areata, in order to potentially develop the first topical treatment for this disease. We completed enrollment in a Phase 1b study evaluating ARQ-255 for the treatment of alopecia areata and expect data in the middle of 2025.
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
We have incurred net losses in each year since inception, including net losses of $25.1 million and $35.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1,147.0 million and cash, cash equivalents, restricted cash, and marketable securities of $198.7 million. As of March 31, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash on October 8, 2024, with the right to re-draw that principal for a defined period.
We expect to continue to incur losses and significant expenses in 2025 as we commercialize ZORYVE, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions, and commercialization. We expect to incur commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spend on ARQ-234, ARQ-255, and ZORYVE label extensions, if we obtain regulatory approval for them. While we do not anticipate the need to obtain funds through financings or other sources to support our current operations, if our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the condensed consolidated financial statements for additional information.
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
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA-approved product, ZORYVE cream 0.3%, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments. We also began recognizing revenue net of deductions for ZORYVE cream 0.3% in Canada in June 2023, ZORYVE foam in the United States in January 2024, ZORYVE cream 0.15% for atopic dermatitis in July 2024, and ZORYVE foam in Canada in December 2024. Additionally, if our development efforts for our other product candidates and ZORYVE label extensions are successful and result in regulatory approval, we may generate additional revenue in the future from sales of such other products and label extensions.
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
Our cost of sales will reflect a lower average per unit cost of materials until inventory that was previously expensed is sold, which is expected to occur in 2025. As of March 31, 2025 and December 31, 2024, the value of this inventory, mostly at the raw materials stage, was approximately $2.7 million and $5.5 million, respectively.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Product revenue, net
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

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$23,387	$15,026	$8,361	56%
ZORYVE foam	30,240	6,543	23,697	362%
ZORYVE cream 0.15%	10,219	—	10,219	*
Total product revenue, net	$63,846	$21,569	$42,277	196%
______________
*Not applicable
    Product revenue, net, for ZORYVE cream 0.3% increased by $8.4 million for the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily driven by higher-end customer demand for ZORYVE cream in the United States and Canada.
Product revenue, net, for ZORYVE foam increased by $23.7 million for the three months ended March 31, 2025 compared to three months ended March 31, 2024, driven by its commercial launch in the United States in January 2024, higher-end customer demand, and its commercial launch in Canada in December 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $10.2 million for the three months ended March 31, 2025 compared to three months ended March 31, 2024, driven by its commercial launch in the United States in July 2024.
Other revenue
Other revenue of $2.0 million for the three months ended March 31, 2025 related to license revenues received in connection with the Huadong Agreement. Other revenue for the three months ended March 31, 2024 related to license revenues received in connection with the Sato License Agreement of $25.0 million and the Huadong License and Collaboration Agreement of $3.0 million.
Cost of Sales
Cost of sales increased by $5.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to the cumulative catch-up amortization expense recorded in connection with the $10.0 million AstraZeneca milestone achieved in the first quarter of 2025, coupled with an increase in ZORYVE cream and foam product sales. Prior to the dates on which the initial regulatory approvals were received for each product, costs of raw materials were recorded as research and development expense. Therefore, cost of sales will reflect a lower average per unit cost until the related inventory is sold, which is expected to occur in 2025. See Note 5 to the condensed consolidated financial statements for additional information.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$1,446	$3,588	$(2,142)	(60)%
Topical JAK inhibitor program	376	667	(291)	(44)%
Other early stage programs	1,995	4,133	(2,138)	(52)%
Indirect costs:
Compensation and personnel-related	9,638	10,378	(740)	(7)%
Other	4,088	4,375	(287)	(7)%
Total research and development expense	$17,543	$23,141	$(5,598)	(24)%
Research and development expenses decreased by $5.6 million, or 24%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis, coupled with lower costs related to the development of early stage programs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $9.2 million, or 17%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase in compensation and personnel-related expenses of $7.7 million, driven by our continued commercialization efforts for ZORYVE.
Other Income, Net
Other income, net, decreased by $1.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the impact of lower interest rates.
Interest Expense
Interest expense decreased by $4.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to a lower outstanding principal balance on our long-term debt driven by our $100.0 million principal paydown in October 2024, coupled with the impact of lower interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense of $0.3 million for the three months ended March 31, 2025 was primarily due to withholding tax on milestone payments related to the Huadong License and Collaboration Agreement.

Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of March 31, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $198.7 million, and an accumulated deficit of $1,147.0 million. We maintain cash balances with financial institutions in excess of insured limits. As of March 31, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash on October 8, 2024, with the right to re-draw that principal for a defined period. See Note 7 to the condensed consolidated financial statements for additional information.
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
•any disputes, lawsuits, or other legal proceedings related to contracts or employment matters;
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio; and
•costs associated with any adverse market conditions or other macroeconomic factors.
Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of March 31, 2025 and December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On March 31, 2025, the rate was 10.27%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.

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
In connection with the Loan Agreement, we are obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans outstanding as of the date of the second amendment, (x) with respect to any 2024 Partial Prepayment, upon the earliest to occur of (A) January 1, 2027, (B) the acceleration of all outstanding Term Loans and (C) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, and (y) with respect to the Term Loans outstanding as of the date of the second amendment (other than 2024 Partial Prepayment), upon the earliest to occur of (A) the Maturity Date, (B) the acceleration of all outstanding Term Loans and (C) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, (ii) a 2.00% fee with respect to tranche C term loans, due and payable on the earliest to occur of (A) the Maturity Date, (B) the acceleration of all outstanding Term Loans and (C) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, (iii) a 2.00% extension fee with respect to tranche C term loans which remain unfunded after March 31, 2025 which shall accrue during the period commencing January 1, 2026, and ending on the earliest to occur of (A) the expiration of the tranche C term loan availability, and (B) the date on which tranche C term loan is fully drawn, and (iv) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the original Prior Loan Agreement, we previously had entered into an Exit Fee Agreement, whereby we agreed to pay an exit fee in the amount of 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
We were in compliance with all covenants under the Loan Agreement as of March 31, 2025.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash used in operating activities	$(30,380)	$(31,603)
Cash provided by (used in) investing activities	11,750	(28,697)
Cash provided by financing activities	395	161,764
Effect of exchange rate changes on cash	4	(73)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,231)	$101,391
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $30.4 million, which consisted of a net loss of $25.1 million and a change in net operating assets and liabilities of $17.7 million, partially offset by net non-cash charges of $12.4 million. The net non-cash charges were primarily related to stock-based compensation expense of $9.8 million and amortization of intangible assets of $3.0 million.
During the three months ended March 31, 2024, net cash used in operating activities was $31.6 million, which consisted of a net loss of $35.4 million and a change in net operating assets and liabilities of $5.4 million, partially offset by net non-cash charges of $9.2 million. The net non-cash charges were primarily related to stock-based compensation expense of $10.0 million.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $11.8 million, which was comprised primarily of proceeds from the maturities of marketable securities of $68.5 million, partially offset by purchases of marketable securities of $56.1 million.
During the three months ended March 31, 2024, net cash used in investing activities was $28.7 million, which was comprised primarily of purchases of marketable securities of $106.0 million, partially offset by proceeds from the maturities of marketable securities of $77.3 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $0.4 million, which was comprised of proceeds from the issuance of our common stock upon exercise of stock options.
During the three months ended March 31, 2024, net cash provided by financing activities was $161.8 million, which was comprised primarily of $161.7 million of net proceeds from our February 2024 public stock offering.
Contractual Obligations and Contingent Liabilities
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2025, we had cash and cash equivalents of $53.1 million, restricted cash of $0.6 million, and marketable securities of $145.0 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of March 31, 2025, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal to a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of March 31, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At March 31, 2025 we had cash balances denominated in Canadian dollars of $3.8 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of Delaware on March 27, 2024, based on the submission to the FDA of an Abbreviated New Drug Application (ANDA) seeking approval to market and sell a generic version of Arcutis’ ZORYVE® 0.3% cream for the treatment of plaque psoriasis. The Company asserts infringement of the following eleven patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE® 0.3% cream: 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796;11,819,496; 11,992,480; 12,005,051; 12,005,052; 12,011,437; and 12,016,848 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to infringe.
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
On April 3, 2025, the court stayed the case and cancelled all case deadlines, including the trial. The automatic 30-month stay of FDA approval of Padagis’s ANDA seeking approval for Arcutis’s ZORYVE® 0.3% cream was set to expire on August 14, 2026. The 30-month stay will be extended for each day the stay is in place, starting March 24, 2025 until the stay is lifted.
Teva Pharmaceutical Industries Ltd. filed Oppositions with the European Patent Office against two of our European patents, European Patent Nos. EP 3634380 B1 and EP 3684334 B1, on September 20, 2024 and August 13, 2024, respectively. These patents relate to topical roflumilast compositions. Arcutis filed replies on February 24, 2025, and January 23, 2025, respectively. On February 19, 2025, Arcutis received Teva’s reply to Arcutis’s January 23, 2025 submission for EP 3684334 to which Arcutis filed an additional reply on April 16, 2025. Hearings before the EPO’s Opposition Division are not yet scheduled and the proceedings are ongoing.
We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans

On March 11, 2025, Howard G. Welgus, M.D., a member of our Board of Directors, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 96,814 shares of common stock held by Mr. Welgus, the potential exercise and sale of up to 29,538 options, as well as the potential sale of 10,139 shares resulting from RSUs vesting between June 16, 2025 and May 29, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1	Severance & Change in Control Agreement, dated April 10, 2025, by and between the Registrant and Latha Vairavan.	8-K	4/10/25	10.1
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 06, 2025	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 06, 2025	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)