Form 10-Q
period 2025-06-30
Arcutis Biotherapeutics, Inc.
filed 2025-08-06
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2025 was 119,905,078.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$72,740	$71,335
Restricted cash	308	617
Marketable securities	118,083	156,620
Trade receivables, net	106,688	73,066
Inventories	16,324	14,526
Prepaid expenses and other current assets	18,635	19,656
Total current assets	332,778	335,820
Property, plant, and equipment, net	1,394	1,041
Intangible assets, net	15,937	9,479
Operating lease right-of-use asset	1,728	1,953
Other assets	596	596
Total assets	$352,433	$348,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,082	$14,220
Current portion of long-term debt, net	1,000	—
Accrued and other current liabilities	87,854	66,793
Total current liabilities	103,936	81,013
Operating lease liability, long-term	2,114	2,562
Long-term debt, net	107,049	107,203
Other long-term liabilities	360	570
Total liabilities	213,459	191,348
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 119,797,738 and 117,848,033 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	1,301,886	1,279,479
Accumulated other comprehensive loss	(35)	(7)
Accumulated deficit	(1,162,889)	(1,121,943)
Total stockholders’ equity	138,974	157,541
Total liabilities and stockholders’ equity	$352,433	$348,889
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$81,504	$30,858	$145,350	$52,427
Other revenue	—	—	2,000	28,000
Total revenues	81,504	30,858	147,350	80,427

Operating expenses:
Cost of sales	7,492	3,464	16,322	6,720
Research and development	19,453	19,298	36,996	42,439
Selling, general and administrative	69,170	58,173	133,172	112,967
Total operating expenses	96,115	80,935	186,490	162,126
Loss from operations	(14,611)	(50,077)	(39,140)	(81,699)

Other income (expense):
Other income, net	2,096	5,229	4,826	9,273
Interest expense	(3,029)	(7,484)	(6,011)	(14,964)

Loss before income taxes	(15,544)	(52,332)	(40,325)	(87,390)

Provision for income taxes	342	—	621	324

Net loss	$(15,886)	$(52,332)	$(40,946)	$(87,714)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(95)	(127)	(232)	(243)
Foreign currency translation adjustment	200	(34)	204	(55)
Total other comprehensive income (loss)	105	(161)	(28)	(298)

Comprehensive loss	$(15,781)	$(52,493)	$(40,974)	$(88,012)

Per share information:
Net loss per share, basic and diluted	$(0.13)	$(0.42)	$(0.32)	$(0.75)
Weighted-average shares used in computing net loss per share, basic and diluted	126,997	123,481	126,519	117,265
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	117,848	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
Issuance of common stock upon the exercise of stock options	110	—	395	—	—	395
Issuance of common stock upon the vesting of restricted stock units	1,180	—	—	—	—	—
Stock-based compensation expense	—	—	9,915	—	—	9,915
Unrealized loss on marketable securities	—	—	—	(137)	—	(137)
Foreign currency translation adjustment	—	—	—	4	—	4
Net loss	—	—	—	—	(25,060)	(25,060)
Balance—March 31, 2025	119,138	12	1,289,789	(140)	(1,147,003)	142,658
Issuance of common stock upon the exercise of stock options	19	—	61	—	—	61
Issuance of common stock upon the vesting of restricted stock units	522	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	119	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	10,717	—	—	10,717
Unrealized loss on marketable securities	—	—	—	(95)	—	(95)
Foreign currency translation adjustment	—	—	—	200	—	200
Net loss	—	—	—	—	(15,886)	(15,886)
Balance—June 30, 2025	119,798	$12	$1,301,886	$(35)	$(1,162,889)	$138,974
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	96,787	$9	$1,070,558	$4	$(981,904)	$88,667
Issuance of shares of common stock net of discount and issuance costs of $10,820	18,158	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	22	—	82	—	—	82
Issuance of common stock upon the vesting of restricted stock units	538	—	—	—	—	—
Stock-based compensation expense	—	—	10,030	—	—	10,030
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(35,382)	(35,382)
Balance—March 31, 2024	115,505	12	1,242,349	(133)	(1,017,286)	224,942
Issuance of common stock upon the exercise of stock options	147	—	806	—	—	806
Issuance of common stock upon the vesting of restricted stock units	443	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	384	—	649	—	—	649
Stock-based compensation expense	—	—	12,523	—	—	12,523
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(52,332)	(52,332)
Balance—June 30, 2024	116,479	$12	$1,256,327	$(294)	$(1,069,618)	$186,427
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,946)	$(87,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,267	22,553
Amortization of intangible assets	3,542	375
Non-cash interest expense	846	2,009
Net accretion on marketable securities	(1,554)	(4,113)
Other non-cash items, net	348	(123)
Changes in operating assets and liabilities:
Accounts receivable, net	(33,621)	(16,524)
Inventories	(1,433)	(746)
Prepaid expenses and other current assets	1,018	3,369
Accounts payable	863	(4,172)
Accrued liabilities	21,018	8,726
Operating lease liabilities	(404)	(362)
Net cash used in operating activities	(30,056)	(76,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(89,262)	(231,727)
Proceeds from maturities of marketable securities	129,121	140,893
Milestone payment for intangible asset	(10,000)	—
Purchases of property and equipment	(686)	—
Net cash provided by (used in) investing activities	29,173	(90,834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	456	888
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,319	649
Proceeds from issuance of common stock, net of issuance costs	—	161,682
Net cash provided by financing activities	1,775	163,219
Effect of exchange rate changes on cash	204	(99)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,096	(4,436)
Cash, cash equivalents, and restricted cash at beginning of period	71,952	89,323
Cash, cash equivalents, and restricted cash at end of period	$73,048	$84,887
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$5,164	$13,021
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc. (the Company) is a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company’s strategy is to focus on validated biological targets and to use its drug development platform and deep dermatology expertise to develop differentiated products that have the potential to address the major shortcomings of existing therapies in its targeted indications.
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in July 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream 0.3% in plaque psoriasis in April 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam), in December 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in January 2024. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.15% (ZORYVE cream 0.15%) and began U.S. commercialization, in July 2024, for the treatment of mild to moderate atopic dermatitis in adult and pediatric patients 6 years of age and older. The Company received Health Canada approval of ZORYVE foam for seborrheic dermatitis in October 2024, and began Canadian commercialization in December 2024. The Company received Health Canada approval for ZORYVE cream 0.15% for atopic dermatitis in March 2025, and began Canadian commercialization in April 2025. The Company also received FDA approval of ZORYVE foam 0.3% for the treatment of plaque psoriasis of the scalp and body in adult and adolescents 12 years of age and older in May 2025, and began U.S. commercialization in June 2025.
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
In addition to the sale of common stock, the offering completed in October 2023 consisted of prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and were not exercised as of June 30, 2025.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,162.9 million and $1,121.9 million as of June 30, 2025 and December 31, 2024, respectively. Management expects to continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $191.1 million and $228.6 million as of June 30, 2025 and December 31, 2024, respectively. The Company has $100.0 million outstanding under the Loan Agreement as of June 30, 2025. See Note 7.
The Company believes that its existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. If the Company's available cash, cash equivalents and marketable securities and anticipated future cash flows from operations are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional financing will be available on terms acceptable to the Company or at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail certain planned activities. Failure to manage discretionary spending or raise additional funds, as needed, may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. Results of operations for any interim period are not necessarily indicative of future or annual results. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.
These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and all intercompany balances and transactions have been eliminated.
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the condensed consolidated balance sheets, condensed consolidated statement of cash flows and the notes to the condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash
As of June 30, 2025 and December 31, 2024, the Company held $0.3 million and $0.6 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's lease of office space.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by either the financial institutions holding its cash or by its customers owing trade receivables to the extent recorded on the condensed consolidated balance sheets. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and the need for an allowance for credit losses.
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
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Other than the ASUs listed below, all other ASUs were assessed and determined to be either not applicable to the Company or are expected to have minimal impact on the Company's condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The Company will adopt ASU 2023-09 for its Annual Report on Form 10-K for the year ended December 31, 2025 and does not expect the standard to have a material impact on its disclosures.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ZORYVE cream 0.3%	$27,675	$17,258	$51,062	$32,284
ZORYVE foam	39,212	13,600	69,452	20,143
ZORYVE cream 0.15%	14,617	—	24,836	—
Total product revenue, net	81,504	30,858	145,350	52,427
Other revenue	—	—	2,000	28,000
Total revenues	$81,504	$30,858	$147,350	$80,427
Other revenue relates primarily to the Sato and Huadong licensing agreements. See Note 6.

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$72,740	$—	$—	$72,740
Commercial Paper	—	7,774	—	7,774
Certificates of deposit	—	5,222	—	5,222
Corporate debt securities	—	57,172	—	57,172
U.S. Treasury and agency securities	47,915	—	—	47,915
Total assets	$120,655	$70,168	$—	$190,823
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$71,335	$—	$—	$71,335
Certificates of deposit	—	5,042	—	5,042
Corporate debt securities	—	83,955	—	83,955
U.S. Treasury securities	67,623	—	—	67,623
Total assets	$138,958	$88,997	$—	$227,955
______________
(1)This balance includes cash requirements settled on a nightly basis.
Money market funds and U.S. Treasury and agency securities are valued based on quoted market prices in active markets, with no valuation adjustment.
Commercial paper, certificates of deposit and corporate debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	June 30, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$72,740	$—	$—	$72,740
Total cash and cash equivalents	$72,740	$—	$—	$72,740
Marketable securities:
Commercial Paper	$7,773	$1	$—	$7,774
Certificates of deposit	5,222	—	—	5,222
Corporate debt securities	57,120	54	(2)	57,172
U.S. Treasury and agency securities	47,881	35	(1)	47,915
Total marketable securities	$117,996	$90	$(3)	$118,083
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$71,335	$—	$—	$71,335
Total cash and cash equivalents	$71,335	$—	$—	$71,335
Marketable securities:
Certificates of deposit	$5,042	$—	$—	$5,042
Corporate debt securities	83,855	100	—	83,955
U.S. Treasury securities	67,404	219	—	67,623
Total marketable securities	$156,301	$319	$—	$156,620
______________
(1)This balance includes cash requirements settled on a nightly basis.

As of June 30, 2025 and December 31, 2024, all securities have a maturity of 18 months or less and there were no individual securities that were in a significant unrealized loss position. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.
The following table summarizes the change in the fair value of the embedded derivative instrument for the six months ended June 30, 2025 and 2024 (in thousands).

	June 30,
	2025	2024
Beginning balance	$570	$849
Gain from changes in fair value	(210)	(655)
Ending balance	$360	$194
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. See Note 7 for further discussion on the embedded derivative instrument.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$6,724	$4,300
Work in progress	1,735	584
Finished goods	7,865	9,642
Total inventories	$16,324	$14,526
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid co-pay assistance program and rebates	$9,958	$7,369
Prepaid clinical trial costs	—	3,244
Prepaid insurance	935	844
Other prepaid expenses and current assets	7,742	8,199
Total prepaid expenses and other current assets	$18,635	$19,656
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued sales deductions	$63,560	$38,430
Accrued compensation	12,321	20,747
Clinical trial accruals	74	—
Accrued expenses and other current liabilities	11,899	7,616
Total accrued liabilities	$87,854	$66,793
6. License Agreements
Sato License Agreement
On February 27, 2024, the Company entered into a license agreement with Sato Pharmaceutical Co., Ltd. (Sato). Pursuant to the terms of the license agreement with Sato (the Sato Agreement), the Company grants to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Sato to develop, conduct medical affairs activities for, manufacture, commercialize and otherwise exploit roflumilast formulations (the Sato Licensed Products) for all therapeutic uses for certain dermatological indications in humans (the Field) in Japan.
The Sato Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture, supply and commercialization of the Sato Licensed Products. Pursuant to the terms of the Sato Agreement, Sato will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities related to the Sato Licensed Products in the Field in Japan, subject to certain of the Company’s approval and oversight rights.
Pursuant to the terms of the Sato Agreement, the Company received an upfront payment of $25.0 million and will potentially receive additional payments (i) up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Sato Licensed Product-by-Sato Licensed Product basis, commencing from the first commercial sale of such Sato Licensed Product in Japan until the latest of (i) the

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
expiration of the last valid claim in the intellectual property rights licensed by the Company to Sato under the Sato Agreement covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Sato Licensed Product in Japan, the Company will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Sato Licensed Products, subject to certain royalty reductions.
The term of the Sato Agreement continues until, on a Sato Licensed Product-by-Sato Licensed Product basis, the expiration of the Royalty Term, which is the (i) the expiration of the last valid claim in the licensed technology covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Licensed Product in Japan. The Sato Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the Sato Agreement at-will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, the Company may terminate the Sato Agreement in its entirety if Sato, its affiliate or sublicensee contests or assists a third party in contesting the scope, validity or enforceability of any patent or patent application licensed by the Company to Sato. The Company may also terminate the Sato Agreement if Sato or any director, officers, employee, agent, affiliate, sublicensee or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations, or, subject to the terms of the Sato Agreement, if Sato, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Sato Licensed Product in Japan for a certain period of time.
Other revenue under the Sato agreement was zero for the three and six months ended June 30, 2025, respectively, and zero and $25.0 million for the three and six months ended June 30, 2024, respectively.
Huadong License Agreement
In August 2023, the Company entered into a license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd (Huadong), a wholly owned subsidiary of Huadong Medicine Co., Ltd. Pursuant to the terms of the agreement, the Company granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit both cream and foam topical roflumilast for all therapeutic uses for certain dermatological indications (Huadong Licensed Products) in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (Huadong Territories).
Huadong will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities for the Huadong Licensed Products, subject to certain of the Company’s approval and oversight rights. The Company will retain exclusive rights for the development, manufacture and commercialization of topical roflumilast outside the Huadong Territories.
As consideration for the rights granted under the license agreement with Huadong (the Huadong Agreement), Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement, upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, the Company received a net payment of $2.7 million in March 2024 related to the achievement of a development and regulatory milestone less the applicable tax withholding. The Company received a net payment of $1.8 million in each of December 2024 and March 2025, related to the achievement of development and regulatory milestones less the applicable tax withholding. The Company may also potentially receive additional payments: (i) up to an aggregate amount of $17.0 million upon the achievement of certain development and regulatory milestones, (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products, all of which would be subject to applicable tax withholding obligations.
The term of the Huadong Agreement continues on a Huadong Licensed Product-by-Huadong Licensed Product and country or region-by-country or region basis, until the expiration of the Royalty Term, which is: (i) the date of expiration of the last valid patent claim related to the Huadong Licensed Products, (ii) ten years after the first commercial sale of a the Huadong Licensed Product and (iii) the expiration of any regulatory exclusivity as to a Huadong Licensed Product. The Huadong Agreement may be terminated by both parties under certain circumstances.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the three and six months ended June 30, 2025, the Company recognized zero and $2.0 million, respectively, of Other revenue and zero and $0.2 million, respectively, of income tax expense related to the achievement of a development and regulatory milestone. For the three and six months ended June 30, 2024, the Company recognized zero and $3.0 million, respectively, of Other revenue and zero and $0.3 million, respectively, of income tax expense related to the achievement of a development and regulatory milestone.
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement with AstraZeneca AB (AstraZeneca), granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast (collectively, the AZ-Licensed Products), for all diagnostic, prophylactic and therapeutic uses for human dermatological indications (the Dermatology Field). Under the license agreement with AstraZeneca (the AstraZeneca Agreement), the Company has sole responsibility for development, regulatory and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at its expense, and it shall use commercially reasonable efforts to develop, obtain and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China and Japan.
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream 0.3% in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In the second half of 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. In the first half of 2025, the Company paid $10.0 million to AstraZeneca upon achievement of $250.0 million in worldwide net sales and was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related AstraZeneca Agreement will be in effect. Amortization expense was $0.6 million and $3.5 million during the three and six months ended June 30, 2025, respectively. Amortization expense was $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream 0.3% in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense was $2.5 million and $4.4 million during the three and six months ended June 30, 2025, respectively. Royalty expense was $0.9 million and $1.6 million during the three and six months ended June 30, 2024, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Long-term debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded on December 22, 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded on August 2, 2022. As of June 30, 2025 and December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On June 30, 2025, the rate was 10.27%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.

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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of June 30, 2025.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the condensed consolidated statement of operations and comprehensive loss. The amounts recognized in Other income, net related to the change in fair value of the embedded derivative instrument during the three and six months ended June 30, 2025 and 2024 were not material. The fair value of the embedded derivative instrument as of June 30, 2025 and December 31, 2024 was a liability of $0.4 million and $0.6 million, respectively, and is included in Other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 4.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.9 million is recognized over the life of the term loan through interest expense. At June 30, 2025 and December 31, 2024, the effective interest rate was 11.37% and 11.57%, respectively. Interest expense relating to the term loan was $3.0 million and $6.0 million for the three and six months ended June 30, 2025, respectively, and $7.5 million and $15.0 million for the three and six months ended June 30, 2024, respectively.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	June 30, 2025	December 31, 2024
Long-term debt, gross	$100,000	$100,000
Accrued final fee	8,047	7,324
Accrued prepayment penalty	1,000	1,000
Unamortized debt issuance costs	(998)	(1,121)
Total carrying value of debt	108,049	107,203
Less current portion	(1,000)	—
Total long-term debt, net	$107,049	$107,203
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2024	5,342,909	$6.69	8.01	$43,120
Granted	2,223,719	13.69
Exercised	(129,217)	3.59
Forfeited	(512,105)	9.61
Expired	(2,865)	26.87
Balance—June 30, 2025	6,922,441	$8.77	7.99	$40,747
Exercisable—June 30, 2025	2,805,705	$8.26	6.40	$20,359
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2025. The intrinsic value of options exercised for the six months ended June 30, 2025 and 2024 was $1.4 million and $0.8 million, respectively.
The total grant-date fair value of the options vested during the six months ended June 30, 2025 and 2024 was $4.6 million and $2.2 million, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $9.69 and $3.59, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2024	6,055,087	$8.04
Granted	2,783,897	13.70
Vested	(1,703,742)	8.64
Forfeited	(552,782)	10.06
Unvested Balance—June 30, 2025	6,582,460	$10.11

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange as previously described.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,208	$3,799	$6,228	$7,456
Selling, general and administrative	7,281	8,724	14,039	15,097
Total stock-based compensation expense	$10,489	$12,523	$20,267	$22,553
As of June 30, 2025, there was $32.3 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2025, there was $56.9 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years.
9. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the three and six months ended June 30, 2025 and 2024.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2025	2024
Stock options to purchase common stock	6,922,441	5,872,080
RSUs subject to future vesting	6,582,460	6,679,040
ESPP shares subject to future issuance	22,479	29,722
Total	13,527,380	12,580,842

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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$81,504	$30,858	$147,350	$80,427
Less:
Cost of sales	6,929	3,278	12,780	6,346
Topical roflumilast program costs	2,827	2,931	4,273	6,519
Topical JAK inhibitor program costs	343	595	719	1,262
Other early-stage programs costs	1,695	1,835	3,690	5,968
Research and development compensation and personnel-related expenses	9,779	9,362	19,417	19,740
Selling, general and administrative expenses	69,033	58,049	132,917	112,720
Other segment expenses(1)	5,509	4,885	12,694	9,571
Total operating expenses	96,115	80,935	186,490	162,126
Operating loss	(14,611)	(50,077)	(39,140)	(81,699)

Other income, net	2,096	5,229	4,826	9,273
Interest expense	(3,029)	(7,484)	(6,011)	(14,964)
Provision for income taxes	342	—	621	324
Segment and consolidated net loss	$(15,886)	$(52,332)	$(40,946)	$(87,714)
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
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. We are currently working with the FDA to potentially further expand this indication in plaque psoriasis down to 2 years of age. In June 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older.
In December 2023, we received FDA approval for ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam) for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, is the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in January 2024, and was approved by Health Canada in October 2024 and became commercially available in Canada in December 2024. We also received FDA approval for ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents ages 12 and older in May 2025, followed by commercial launch in June 2025.
In addition to the approval of ZORYVE cream 0.3% for plaque psoriasis and ZORYVE foam for seborrheic dermatitis and plaque psoriasis of the scalp and body, we also received FDA approval for and commercially launched ZORYVE (roflumilast) cream 0.15% (ZORYVE cream 0.15%) in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% was also approved by Health Canada in March 2025 and commercially launched in April 2025. ZORYVE cream 0.15% is a once-daily, steroid-free cream that provides rapid disease clearance and significant reduction in itch and has been specifically developed to be a treatment option for long-term disease control. We have also completed a Phase 3 trial of ZORYVE cream 0.05% in pediatric patients 2 to 5 years of age with mild to moderate atopic dermatitis (INTEGUMENT-PED). Based on the positive results from the INTEGUMENT-PED study, and given our recent approval of ZORYVE cream 0.15% for the treatment of mild to moderate atopic dermatitis in individuals 6 years of age or older, we submitted a supplemental new drug application (sNDA) for topical ZORYVE cream 0.05% for children 2 to 5 years of age in December 2024, which was accepted by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date in October 2025. We conducted INTEGUMENT-OLE, an open label extension study of the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age or older and ZORYVE cream 0.05% in subjects between the ages 2 and 5 years, for which we reported positive results in September 2023 and August 2024, respectively. In June 2025, we initiated INTEGUMENT-INFANT, a Phase 2 study to evaluate the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years with atopic dermatitis, which potentially could serve as the basis for a further expansion of the indication for ZORYVE cream 0.05% to this group of patients.
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
In addition to ZORYVE, we had been developing ARQ-255, a deep penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 (JAK 1) inhibitor, for the treatment of alopecia areata. Following the completion of a Phase 1b study in the middle of 2025, the Company has elected to halt further development of the program.
In September 2022, we acquired Ducentis BioTherapeutics LTD (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). Currently in the preclinical stage, we plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a potentially highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. The Company submitted an Investigational New Drug (IND) application to the FDA in July 2025.
We have incurred net losses in each year since inception, including net losses of $40.9 million and $87.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,162.9 million and cash, cash equivalents, restricted cash, and marketable securities of $191.1 million. As of June 30, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash in October 2024, with the right to re-draw that principal for a defined period.
We expect to continue to incur losses and significant expenses in 2025 as we commercialize ZORYVE, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions and commercialization. We expect to incur commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spend on ARQ-234 and ZORYVE label expansions, if we obtain regulatory approval for them. While we do not anticipate the need to obtain funds through financings or other sources to support our current operations, if our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition. See “Liquidity, Capital Resources, and Requirements” below and Note 1 to the condensed consolidated financial statements for additional information.
We rely on third parties to conduct our nonclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities and we rely on third parties, many of whom are single source suppliers, for our nonclinical and clinical trial materials, as well as the commercial supply of our products.
Components of Our Results of Operations
Revenue
Product Revenue, Net

In August 2022, in conjunction with the launch of our first FDA-approved product, ZORYVE cream 0.3%, we began to recognize revenue from product sales, net of rebates, chargebacks, discounts and other adjustments. We also began recognizing revenue net of deductions for ZORYVE cream 0.3% in Canada in June 2023, ZORYVE foam for seborrheic dermatitis in the United States in January 2024, ZORYVE cream 0.15% for atopic dermatitis in July 2024, ZORYVE foam for seborrheic dermatitis in Canada in December 2024, ZORYVE cream 0.15% in Canada in April 2025, and ZORYVE foam for scalp and body psoriasis in the United States in June 2025. Additionally, if our development efforts for our other product candidates and ZORYVE label expansions are successful and result in regulatory approval, we may generate additional revenue in the future from sales of such other products and label expansions.
Other Revenue
Other revenue relates to our license agreements, primarily the Sato Agreement and the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Operating Expenses
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Prior to the date on which the initial regulatory approval was received for each product, costs of inventory production were recorded as research and development expense. Subsequent to initial regulatory approval, costs of production are capitalized into inventory, and as that inventory is sold and recognized as revenue, the cost is recognized in cost of sales. During the second half of 2025, the Company expects to have sold its remaining finished goods inventory produced using raw material components for which the cost was previously recognized as research & development expense. As of June 30, 2025 and December 31, 2024, the value of this inventory, mostly at the raw materials stage, was approximately $0.7 million and $5.5 million, respectively.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and medical affairs activities related to ZORYVE. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, nonclinical testing and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation and travel for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis (topical roflumilast program, topical JAK inhibitor program, CD200R program, and early stage programs). Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocable on a program specific basis.
We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the development of ARQ-234 for atopic dermatitis and for ZORYVE label expansions.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of ZORYVE cream and ZORYVE foam, and ARQ-234 or any other product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE. Other selling, general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, insurance and professional services fees for auditing, tax, and general legal services. The commission paid to Kowa under our co-promotion agreement is recorded as a selling expense. We expect our selling, general and administrative expenses to continue to increase in the future as we continue to commercialize ZORYVE and potentially other product candidates and support our operations, including increased expenses related to legal, accounting, insurance, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors and officers liability insurance premiums, and investor relations activities.
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities, as well as changes in the fair value of the derivative related to our debt. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense
Interest expense is related to interest incurred on our long-term debt.
Provision for Income Taxes
Provision for income taxes is primarily related to foreign income tax expense and foreign withholding taxes incurred in relation to a license agreement.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Product Revenue, Net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream 0.3% in August 2022, and Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE cream 0.3% in June 2023. In the first quarter of 2024, we began recording U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE foam for seborrheic dermatitis in January 2024. In the third quarter of 2024, we began recording U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE cream 0.15% in July 2024. In the fourth quarter of 2024, we began recording Canada product revenue following the Health Canada approval and subsequent commercial launch of ZORYVE foam for seborrheic dermatitis in December 2024. In the second quarter of 2025, we began recording Canada product revenue following the Health Canada approval and subsequent launch of ZORYVE cream 0.15% in April 2025, as well as U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE foam for scalp and body psoriasis in June 2025.

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$27,675	$17,258	$10,417	60%
ZORYVE foam	39,212	13,600	25,612	188%
ZORYVE cream 0.15%	14,617	—	14,617	*
Total product revenue, net	$81,504	$30,858	$50,646	164%
______________
*Not applicable
    Product revenue, net, for ZORYVE cream 0.3% increased by $10.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by higher end customer demand for ZORYVE cream in the United States and Canada.
Product revenue, net, for ZORYVE foam increased by $25.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by its commercial launch in the United States in January 2024, higher end customer demand, and its commercial launch in Canada in December 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $14.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by its commercial launch in the United States in July 2024.
Cost of Sales
Cost of sales increased by $4.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to greater ZORYVE cream and foam product sales relative to the comparative period.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$2,827	$2,931	$(104)	(4)%
Topical JAK inhibitor program	343	595	(252)	(42)%
Other early stage programs	1,695	1,835	(140)	(8)%
Indirect costs:
Compensation and personnel-related	9,779	9,362	417	4%
Other	4,809	4,575	234	5%
Total research and development expense	$19,453	$19,298	$155	1%
Research and development expenses increased slightly by $0.2 million, or 1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.0 million, or 19%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to our continued commercialization efforts and growing revenue for ZORYVE and consisted of $7.3 million in sales and marketing expenses and $4.7 million in compensation and personnel-related expenses.
Other Income, Net
Other income, net decreased by $3.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to less interest income resulting from lower cash, cash equivalents, and marketable securities balances.
Interest Expense
Interest expense decreased by $4.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to a lower outstanding principal balance on our long-term debt driven by our $100.0 million principal paydown in October 2024, coupled with the impact of lower interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Comparison of the Six Months Ended June 30, 2025 and 2024
Product Revenue, Net
We began recording U.S. product revenue in the third quarter of 2022 following the FDA approval and subsequent commercial launch of ZORYVE cream 0.3% in August 2022, Canada product revenue in the second quarter of 2023 following the Health Canada approval and subsequent commercial launch of ZORYVE cream 0.3% in June 2023, and additional U.S. revenue in the first quarter of 2024 following the FDA approval and subsequent commercial launch of ZORYVE foam for seborrheic dermatitis in January 2024. In the third quarter of 2024, we began recording U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE cream 0.15% in July 2024. In the fourth quarter of 2024, we began recording Canada product revenue following the Health Canada approval and subsequent commercial launch of ZORYVE foam for seborrheic dermatitis in December 2024. In the second quarter of 2025, we began recording Canada product revenue following the Health Canada approval and subsequent launch of ZORYVE cream 0.15% in April 2025, as well as U.S. product revenue following the FDA approval and subsequent commercial launch of ZORYVE foam for scalp and body psoriasis in June 2025.

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$51,062	$32,284	$18,778	58%
ZORYVE foam	69,452	20,143	49,309	245%
ZORYVE cream 0.15%	24,836	—	24,836	*
Total product revenue, net	$145,350	$52,427	$92,923	177%

______________
*Not applicable
    Product revenue, net, for ZORYVE cream 0.3% increased by $18.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by higher end customer demand for ZORYVE cream in the United States and Canada.
Product revenue, net, for ZORYVE foam increased by $49.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by its commercial launch in the United States in January 2024, higher end customer demand, and its commercial launch in Canada in December 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $24.8 million for the six months ended June 30, 2025, driven by its commercial launch in the United States in July 2024.
Other Revenue
Other revenue of $2.0 million for the six months ended June 30, 2025 relates to license revenues received in connection with the Huadong Agreement. Other revenue for the six months ended June 30, 2024 includes $25.0 million received as an upfront payment in connection with the Sato Agreement and a $3.0 million milestone payment received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $9.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and was primarily due to the increase in ZORYVE cream and foam product sales, amortization expense recorded in connection with the AstraZeneca milestones achieved in the first quarter of 2025 and the second half of 2024, and greater royalties paid to AstraZeneca.
Research and Development Expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$4,273	$6,519	$(2,246)	(34)%
Topical JAK inhibitor program	719	1,262	(543)	(43)%
Other early stage programs	3,690	5,968	(2,278)	(38)%
Indirect costs:
Compensation and personnel-related	19,417	19,740	(323)	(2)%
Other	8,897	8,950	(53)	(1)%
Total research and development expense	$36,996	$42,439	$(5,443)	(13)%
Research and development expenses decreased by $5.4 million, or 13%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to the completion of Phase 3 studies of roflumilast cream in atopic dermatitis, coupled with lower costs related to the development of early stage programs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.2 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to $12.4 million higher compensation and personnel-related expenses and $7.7 million higher sales and marketing expenses. These higher expenses were primarily due to our continued commercialization efforts for ZORYVE.
Other Income, Net
Other income, net decreased by $4.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to less interest income resulting from lower cash, cash equivalents, and marketable securities balances.
Interest Expense
Interest expense decreased by $9.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to a lower outstanding principal balance on our long-term debt driven by our $100.0 million principal paydown in October 2024, coupled with the impact of lower interest rates. See Note 7 to the condensed consolidated financial statements for additional information.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE cream 0.3% and foam. We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of June 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $191.1 million, and an accumulated deficit of $1,162.9 million. As of June 30, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash on October 8, 2024, with the right to re-draw that principal for a defined period. See Note 7 to the condensed consolidated financial statements for additional information.
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
•the costs related to milestone payments to AstraZeneca or any future collaborator or licensing partner, upon the achievement of predetermined milestones;
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

Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of June 30, 2025 and December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On June 30, 2025, the rate was 10.27%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.
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
We were in compliance with all covenants under the Loan Agreement as of June 30, 2025.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(30,056)	$(76,722)
Cash provided by (used in) investing activities	29,173	(90,834)
Cash provided by financing activities	1,775	163,219
Effect of exchange rate changes on cash	204	(99)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,096	$(4,436)
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $30.1 million, which consisted of a net loss of $40.9 million and a change in net operating assets and liabilities of $12.6 million, partially offset by net non-cash charges of $23.4 million. The net non-cash charges were primarily related to stock-based compensation expense of $20.3 million and amortization of intangible assets of $3.5 million.

During the six months ended June 30, 2024, net cash used in operating activities was $76.7 million, which consisted of a net loss of $87.7 million and a change in net operating assets and liabilities of $9.7 million, partially offset by net non-cash charges of $20.7 million. The net non-cash charges were primarily related to stock-based compensation expense of $22.6 million.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $29.2 million, which was comprised primarily of proceeds from the maturities of marketable securities of $129.1 million, offset by purchases of marketable securities of $89.3 million and a milestone payment made to AstraZeneca of $10.0 million.
During the six months ended June 30, 2024, net cash used in investing activities was $90.8 million, which was comprised primarily of purchases of marketable securities of $231.7 million, offset by proceeds from the maturities of marketable securities of $140.9 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $1.8 million, which was comprised primarily of $1.3 million of proceeds from the issuance of our common stock pursuant to our employee stock purchase plan.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2025, we had cash and cash equivalents of $72.7 million, restricted cash of $0.3 million, and marketable securities of $118.1 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Due to the short-term duration and the low risk profile of our investments, an immediate change in interest rates of 100 basis points would not result in a material change to the fair value of our portfolio.
In addition, as of June 30, 2025, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal to a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of June 30, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and future investment in marketable securities. We may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk in the future. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets, and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At June 30, 2025 we had cash balances denominated in Canadian dollars of $6.3 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

In March 2025, Arcutis agreed to file a joint stipulation to stay the ongoing patent litigation with Padagis at the request of Padagis. On April 3, 2025, the court stayed the case and cancelled all case deadlines, including the trial. The automatic 30-month stay of FDA approval of Padagis’s ANDA seeking approval for Arcutis’s ZORYVE® 0.3% cream was set to expire on August 14, 2026. The 30-month stay will be extended for each day the stay is in place, starting March 24, 2025 until the stay is lifted.
Teva Pharmaceutical Industries Ltd. filed Oppositions with the European Patent Office against two of our European patents, European Patent Nos. EP 3634380 B1 and EP 3684334 B1, on September 20, 2024 and August 13, 2024, respectively. These patents relate to topical roflumilast compositions. Arcutis filed replies on February 24, 2025, and January 23, 2025, respectively. On February 19, 2025, Arcutis received Teva’s reply to Arcutis’s January 23, 2025 submission for EP 3684334 to which Arcutis filed an additional reply on April 16, 2025. Oral proceedings concerning the oppositions to European Patent Nos. EP 3634380 B1 and EP 3684334 B1 have been scheduled for January 8, 2026, and December 4, 2025, respectively.
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
New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. The Current Administration and Congress may propose various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition, or results of operations. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. For example, on July 4, 2025, the One Big Beautiful Bill Act was signed into law, which makes a number of changes to U.S. federal income tax law. The bill includes an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phasedown of Medicaid provider taxes and state-directed payments. Such reductions in Medicaid spending could result in lower revenue for life science companies. We are continuing to analyze the potential impact of the bill on our operations, business and financial performance.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
On June 4, 2025, Todd Franklin Watanabe, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 135,000 shares of common stock held by Mr. Watanabe between October 1, 2025 and September 30, 2026.
On June 6, 2025, Masaru Matsuda, our General Counsel, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 83,126 shares of common stock held by Mr. Matsuda between September 4, 2025 and September 4, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1^	Manufacturing Supply Agreement, dated as of November 8, 2023, by and between the Registrant and Bora Pharmaceuticals Services Inc.				X
10.2^	Amendment No. 1 to the Manufacturing Supply Agreement, dated as of March 22, 2024, by and between the Registrant and Bora Pharmaceuticals Services Inc.				X
10.3^	Amendment No. 2 to the Manufacturing Supply Agreement, dated as of May 14, 2025, by and between the Registrant and Bora Pharmaceuticals Services Inc.				X
10.4	Severance & Change in Control Agreement, dated as of April 10, 2025, by and between the Registrant and Latha Vairavan.	8-K	4/10/25	10.1
10.5	Amended and Restated Non-Employee Director Compensation Program.	8-K	6/17/25	10.1
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
______________
^    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10) or certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	August 06, 2025	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 06, 2025	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)