Form 10-Q
period 2025-09-30
Arcutis Biotherapeutics, Inc.
filed 2025-10-28
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 22, 2025 was 122,492,192.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$47,120	$71,335
Restricted cash	308	617
Marketable securities	143,948	156,620
Trade receivables, net	115,116	73,066
Inventories	22,419	14,526
Prepaid expenses and other current assets	20,313	19,656
Total current assets	349,224	335,820
Property, plant, and equipment, net	1,215	1,041
Intangible assets, net	15,375	9,479
Operating lease right-of-use asset	4,567	1,953
Other assets	596	596
Total assets	$370,977	$348,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,795	$14,220
Current portion of long-term debt, net	1,000	—
Accrued and other current liabilities	92,975	66,793
Total current liabilities	99,770	81,013
Operating lease liability, long-term	5,276	2,562
Long-term debt, net	107,498	107,203
Other long-term liabilities	360	570
Total liabilities	212,904	191,348
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 120,288,146 and 117,848,033 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	1,313,602	1,279,479
Accumulated other comprehensive loss	(62)	(7)
Accumulated deficit	(1,155,479)	(1,121,943)
Total stockholders’ equity	158,073	157,541
Total liabilities and stockholders’ equity	$370,977	$348,889
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$99,219	$44,755	$244,569	$97,182
Other revenue	—	—	2,000	28,000
Total revenues	99,219	44,755	246,569	125,182

Operating expenses:
Cost of sales	8,685	5,503	25,007	12,223
Research and development	19,604	19,501	56,600	61,940
Selling, general and administrative	62,404	58,817	195,576	171,784
Total operating expenses	90,693	83,821	277,183	245,947
Income (loss) from operations	8,526	(39,066)	(30,614)	(120,765)

Other income (expense):
Other income, net	2,035	4,182	6,861	13,455
Interest expense	(3,071)	(6,653)	(9,082)	(21,617)

Income (loss) before income taxes	7,490	(41,537)	(32,835)	(128,927)

Provision for income taxes	80	—	701	324

Net income (loss)	$7,410	$(41,537)	$(33,536)	$(129,251)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	68	771	(164)	528
Foreign currency translation adjustment	(95)	56	109	1
Total other comprehensive income (loss)	(27)	827	(55)	529

Comprehensive income (loss)	$7,383	$(40,710)	$(33,591)	$(128,722)

Earnings (loss) per share:
Basic	$0.06	$(0.33)	$(0.26)	$(1.08)
Diluted	$0.06	$(0.33)	$(0.26)	$(1.08)

Weighted-average shares used in computing earnings (loss) per share:
Basic	127,623	124,302	126,891	119,628
Diluted	132,885	124,302	126,891	119,628
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	117,848	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
Issuance of common stock upon the exercise of stock options	110	—	395	—	—	395
Issuance of common stock upon the vesting of restricted stock units	1,180	—	—	—	—	—
Stock-based compensation expense	—	—	9,915	—	—	9,915
Unrealized loss on marketable securities	—	—	—	(137)	—	(137)
Foreign currency translation adjustment	—	—	—	4	—	4
Net loss	—	—	—	—	(25,060)	(25,060)
Balance—March 31, 2025	119,138	12	1,289,789	(140)	(1,147,003)	142,658
Issuance of common stock upon the exercise of stock options	19	—	61	—	—	61
Issuance of common stock upon the vesting of restricted stock units	522	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	119	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	10,717	—	—	10,717
Unrealized loss on marketable securities	—	—	—	(95)	—	(95)
Foreign currency translation adjustment	—	—	—	200	—	200
Net loss	—	—	—	—	(15,886)	(15,886)
Balance—June 30, 2025	119,798	12	1,301,886	(35)	(1,162,889)	138,974
Issuance of common stock upon the exercise of stock options	197	—	1,476	—	—	1,476
Issuance of common stock upon the vesting of restricted stock units	293	—	—	—	—	—
Stock-based compensation expense	—	—	10,240	—	—	10,240
Unrealized gain on marketable securities	—	—	—	68	—	68
Foreign currency translation adjustment	—	—	—	(95)	—	(95)
Net income	—	—	—	—	7,410	7,410
Balance—September 30, 2025	120,288	$12	$1,313,602	$(62)	$(1,155,479)	$158,073
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	96,787	$9	$1,070,558	$4	$(981,904)	$88,667
Issuance of shares of common stock net of discount and issuance costs of $10,820	18,158	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	22	—	82	—	—	82
Issuance of common stock upon the vesting of restricted stock units	538	—	—	—	—	—
Stock-based compensation expense	—	—	10,030	—	—	10,030
Unrealized loss on marketable securities	—	—	—	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(35,382)	(35,382)
Balance—March 31, 2024	115,505	12	1,242,349	(133)	(1,017,286)	224,942
Issuance of common stock upon the exercise of stock options	147	—	806	—	—	806
Issuance of common stock upon the vesting of restricted stock units	443	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	384	—	649	—	—	649
Stock-based compensation expense	—	—	12,523	—	—	12,523
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(52,332)	(52,332)
Balance—June 30, 2024	116,479	12	1,256,327	(294)	(1,069,618)	186,427
Issuance of common stock upon the exercise of stock options	139	—	394	—	—	394
Issuance of common stock upon the vesting of restricted stock units	380	—	—	—	—	—
Stock-based compensation expense	—	—	10,530	—	—	10,530
Unrealized gain on marketable securities	—	—	—	771	—	771
Foreign currency translation adjustment	—	—	—	56	—	56
Net loss	—	—	—	—	(41,537)	(41,537)
Balance—September 30, 2024	116,998	$12	$1,267,251	$533	$(1,111,155)	$156,641
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,536)	$(129,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,304	32,337
Amortization of intangible assets	4,104	1,646
Non-cash interest expense	1,295	2,809
Net accretion on marketable securities	(2,105)	(5,805)
Other non-cash items, net	631	367
Changes in operating assets and liabilities:
Accounts receivable, net	(42,050)	(33,133)
Inventories	(7,324)	(135)
Prepaid expenses and other current assets	(742)	(882)
Accounts payable	(8,425)	2,334
Accrued liabilities	26,592	18,850
Operating lease liabilities	(554)	(547)
Net cash used in operating activities	(31,810)	(111,410)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(157,806)	(237,421)
Proceeds from maturities of marketable securities	172,418	231,507
Milestone payment for intangible asset	(10,000)	—
Purchases of property and equipment	(686)	(143)
Net cash provided by (used in) investing activities	3,926	(6,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,932	1,282
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,319	649
Proceeds from issuance of common stock, net of issuance costs	—	161,682
Net cash provided by financing activities	3,251	163,613
Effect of exchange rate changes on cash	109	(1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,524)	46,145
Cash, cash equivalents, and restricted cash at beginning of period	71,952	89,323
Cash, cash equivalents, and restricted cash at end of period	$47,428	$135,468
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Milestone for intangible asset not yet paid in cash	$—	$5,000
Right-of-use assets obtained in exchange for operating lease liabilities	$2,858	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$7,787	$19,253
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
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in July 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream 0.3% in plaque psoriasis in April 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam), in December 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in January 2024. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.15% (ZORYVE cream 0.15%) and began U.S. commercialization, in July 2024, for the treatment of mild to moderate atopic dermatitis in adult and pediatric patients 6 years of age and older. The Company received Health Canada approval of ZORYVE foam for seborrheic dermatitis in October 2024, and began Canadian commercialization in December 2024. The Company received Health Canada approval for ZORYVE cream 0.15% for atopic dermatitis in March 2025, and began Canadian commercialization in April 2025. The Company also received FDA approval of ZORYVE foam 0.3% for the treatment of plaque psoriasis of the scalp and body in adult and adolescents 12 years of age and older in May 2025, and began U.S. commercialization in June 2025. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.05% (ZORYVE cream 0.05%) in October 2025 for the treatment of mild to moderate atopic dermatitis in children ages 2 to 5 years of age.
Initial Public Offering and Follow-On Financings
On February 4, 2020, the Company closed an initial public offering (IPO) issuing and selling shares of common stock receiving aggregate net proceeds of approximately $167.2 million. The Company completed subsequent public sales of its common stock in October 2020, February 2021, August 2022, and October 2023, receiving aggregate net proceeds of $93.4 million, $207.5 million, $161.6 million, and $95.8 million, respectively.
In addition to the sale of common stock, the offering completed in October 2023 consisted of prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock. The prefunded warrants are exercisable at any time on or after their original issuance, and all such warrants were outstanding as of September 30, 2025. Subsequent to September 30, 2025, certain prefunded warrants were exercised at $0.0001 per share, resulting in the issuance of 2,050,000 shares of the Company's common stock. Following such exercise, prefunded warrants to purchase 5,450,000 shares of the Company's common stock remained outstanding.
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
Liquidity
The Company has incurred significant annual losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,155.5 million and $1,121.9 million as of September 30, 2025 and December 31, 2024, respectively. While the Company generated net income for the quarter ended September 30, 2025, the extent of any net income or losses for future periods is uncertain and the Company may continue to incur losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $191.4 million and $228.6 million as of September 30, 2025 and December 31, 2024, respectively. The Company had $100.0 million outstanding under the Loan Agreement as of September 30, 2025. See Note 8.
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
Restricted Cash
As of September 30, 2025 and December 31, 2024, the Company held $0.3 million and $0.6 million, respectively, of restricted cash as collateral for a letter of credit related to the Company's lease of office space.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ZORYVE cream 0.3%	$30,491	$22,041	$81,553	$54,325
ZORYVE foam	49,781	20,262	119,233	40,405
ZORYVE cream 0.15%	18,947	2,452	43,783	2,452
Total product revenue, net	99,219	44,755	244,569	97,182
Other revenue	—	—	2,000	28,000
Total revenues	$99,219	$44,755	$246,569	$125,182
Other revenue relates primarily to the Sato and Huadong licensing agreements. See Note 6.

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$47,120	$—	$—	$47,120
Commercial paper	—	9,813	—	9,813
Certificates of deposit	—	2,633	—	2,633
Corporate debt securities	—	76,335	—	76,335
U.S. Treasury and agency securities	53,469	1,698	—	55,167
Total assets	$100,589	$90,479	$—	$191,068
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$71,335	$—	$—	$71,335
Certificates of deposit	—	5,042	—	5,042
Corporate debt securities	—	83,955	—	83,955
U.S. Treasury securities	67,623	—	—	67,623
Total assets	$138,958	$88,997	$—	$227,955
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	September 30, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$47,120	$—	$—	$47,120
Total cash and cash equivalents	$47,120	$—	$—	$47,120
Marketable securities:
Commercial paper	$9,805	$8	$—	$9,813
Certificates of deposit	2,633	—	—	2,633
Corporate debt securities	76,219	117	(1)	76,335
U.S. Treasury and agency securities	55,137	31	(1)	55,167
Total marketable securities	$143,794	$156	$(2)	$143,948
______________
(1)This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds(1)	$71,335	$—	$—	$71,335
Total cash and cash equivalents	$71,335	$—	$—	$71,335
Marketable securities:
Certificates of deposit	$5,042	$—	$—	$5,042
Corporate debt securities	83,855	100	—	83,955
U.S. Treasury securities	67,404	219	—	67,623
Total marketable securities	$156,301	$319	$—	$156,620
______________
(1)This balance includes cash requirements settled on a nightly basis.

As of September 30, 2025 and December 31, 2024, all securities have a maturity of 18 months or less and there were no individual securities that were in a significant unrealized loss position. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the change in the fair value of the embedded derivative instrument for the nine months ended September 30, 2025 and 2024 (in thousands).

	September 30,
	2025	2024
Beginning balance	$570	$849
Gain from changes in fair value	(210)	(429)
Ending balance	$360	$420
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. See Note 8 for further discussion on the embedded derivative instrument.
5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$6,118	$4,300
Work in progress	4,725	584
Finished goods	11,576	9,642
Total inventories	$22,419	$14,526
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid co-pay assistance program and rebates	$9,262	$7,369
Prepaid insurance	1,258	844
Prepaid clinical trial costs	396	3,244
Other prepaid expenses and current assets	9,397	8,199
Total prepaid expenses and other current assets	$20,313	$19,656
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued sales deductions	$61,313	$38,430
Accrued compensation	18,303	20,747
Clinical trial accruals	228	—
Accrued expenses and other current liabilities	13,131	7,616
Total accrued liabilities	$92,975	$66,793
6. License Agreements & Acquisition
Sato License Agreement
On February 27, 2024, the Company entered into a license agreement with Sato Pharmaceutical Co., Ltd. (Sato). Pursuant to the terms of the license agreement with Sato (the Sato Agreement), the Company grants to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Pursuant to the terms of the Sato Agreement, the Company received an upfront payment of $25.0 million and will potentially receive additional payments (i) up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Sato Licensed Product-by-Sato Licensed Product basis, commencing from the first commercial sale of such Sato Licensed Product in Japan until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Sato under the Sato Agreement covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Sato Licensed Product in Japan, the Company will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Sato Licensed Products, subject to certain royalty reductions.
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
Other revenue under the Sato Agreement was zero for the three and nine months ended September 30, 2025, respectively, and zero and $25.0 million for the three and nine months ended September 30, 2024, respectively.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The term of the Huadong Agreement continues on a Huadong Licensed Product-by-Huadong Licensed Product and country or region-by-country or region basis, until the expiration of the Royalty Term, which is: (i) the date of expiration of the last valid patent claim related to the Huadong Licensed Products, (ii) ten years after the first commercial sale of a Huadong Licensed Product and (iii) the expiration of any regulatory exclusivity as to a Huadong Licensed Product. The Huadong Agreement may be terminated by both parties under certain circumstances.
For the three and nine months ended September 30, 2025, the Company recognized zero and $2.0 million, respectively, of Other revenue, and zero and $0.2 million, respectively, of income tax expense, in each case related to the achievement of a development and regulatory milestone. For the three and nine months ended September 30, 2024, the Company recognized zero and $3.0 million, respectively, of Other revenue, and zero and $0.3 million, respectively, of income tax expense, in each case related to the achievement of a development and regulatory milestone.
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
The Company paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca Agreement, which were both recorded in research and development expense. The Company subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of ZORYVE cream 0.3% in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product, which was recorded in research and development expense. In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In the second half of 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. In the first half of 2025, the Company paid $10.0 million to AstraZeneca upon achievement of $250.0 million in worldwide net sales and was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related AstraZeneca Agreement will be in effect. Amortization expense was $0.6 million and $4.1 million during the three and nine months ended September 30, 2025, respectively. Amortization expense was $1.2 million and $1.6 million during the three and nine months ended September 30, 2024, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream 0.3% in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense was $2.9 million and $7.3 million during the three and nine months ended September 30, 2025, respectively. Royalty expense was $1.4 million and $3.0 million during the three and nine months ended September 30, 2024, respectively.
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into a Share Purchase Agreement with Ducentis Biotherapeutics LTD (Ducentis) and certain stockholders of Ducentis, pursuant to which the Company acquired all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company's common stock, valued at approximately $12.5 million, and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments of up to an aggregate of $400 million, which may become payable upon the achievement of certain development, regulatory, and commercial milestones (the Acquisition). Such contingent payments include a $10.0 million payment due within one year from the first dosing of the first human subject enrolled in the first Phase 1 clinical trial of a therapeutic drug containing Ducentis' DS-234 product candidate, now ARQ-234. The Company anticipates commencing such Phase 1 study in the first quarter of 2026. In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of certain products exceeding $1.5 billion.
The Company accounted for this purchase of equity interests in Ducentis as an in-process research and development (IPR&D) asset acquisition, as it has no alternative future use, and recorded a $29.6 million charge to research and development expense on the acquisition date. Any contingent payments made under the Share Purchase Agreement will be recorded when it is probable that they will occur and they can be reasonably estimated, at which point the Company will determine whether the payment should be expensed or capitalized depending on whether the IPR&D has achieved market acceptance. There were no payments made or due for the three and nine months ended September 30, 2025 and 2024, respectively.
Under the terms of the Share Purchase Agreement, the Company will develop and seek FDA approval of a therapeutic product containing ARQ-234 for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by the Company, to commercially launch it in the United States.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Commitments and Contingencies
Operating Lease
The Company's lease for its corporate headquarters (22,643 square feet of office space) commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space. In August 2025, the Company entered into a second amendment to extend the term of the lease by five years, extending the lease expiration from August 2028 to July 2033. This second amendment had a net effect of increasing the Company's future lease payments by approximately $5.4 million, primarily due to the five additional years of rent payments. In accordance with ASC 842, the Company remeasured the present value of the aggregate lease payments over the amended lease term and recorded an increase to the Company’s operating lease liabilities and existing right-of-use lease asset of approximately $2.9 million in the third quarter 2025 as a result of this remeasurement.
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
Contingencies
From time to time, the Company may be involved in legal proceedings, as well as demands, claims, and threatened litigation, which arise in the normal course of business or otherwise. The ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a negative impact on the Company's results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of the defense costs, the diversion of management resources, and other factors.
As of September 30, 2025 and December 31, 2024, the Company determined that no loss contingencies from legal proceedings—including the patent infringement complaint filed against the Company by Teva Pharmaceutical Industries, Ltd.—met the threshold of "reasonably possible", as defined in ASC 450. Accordingly, no material amounts have been accrued related to loss contingencies under ASC 450.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Long-term debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded on December 22, 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded on August 2, 2022. As of September 30, 2025 and December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On September 30, 2025, the rate was 10.20%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.

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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of September 30, 2025.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the condensed consolidated statement of operations and comprehensive income (loss). The amounts recognized in Other income, net related to the change in fair value of the embedded derivative instrument during the three and nine months ended September 30, 2025 and 2024 were not material. The fair value of the embedded derivative instrument as of September 30, 2025 and December 31, 2024 was a liability of $0.4 million and $0.6 million, respectively, and is included in Other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 4.
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
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.9 million is recognized over the life of the term loan through interest expense. At September 30, 2025 and December 31, 2024, the effective interest rate was 11.31% and 11.57%, respectively. Interest expense relating to the term loan was $3.1 million and $9.1 million for the three and nine months ended September 30, 2025, respectively, and $6.6 million and $21.6 million for the three and nine months ended September 30, 2024, respectively.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	September 30, 2025	December 31, 2024
Long-term debt, gross	$100,000	$100,000
Accrued final fee	8,430	7,324
Accrued prepayment penalty	1,000	1,000
Unamortized debt issuance costs	(932)	(1,121)
Total carrying value of debt	108,498	107,203
Less current portion	(1,000)	—
Total long-term debt, net	$107,498	$107,203
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock-Based Compensation
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
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2024	5,342,909	$6.69	8.01	$43,120
Granted	2,245,719	13.69
Exercised	(326,202)	5.92
Forfeited	(534,345)	9.55
Expired	(2,865)	26.87
Balance—September 30, 2025	6,725,216	$8.83	7.87	$69,596
Exercisable—September 30, 2025	2,941,734	$8.33	6.62	$33,111
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2025. The intrinsic value of options exercised for the nine months ended September 30, 2025 and 2024 was $2.9 million and $1.7 million, respectively.
The total grant-date fair value of the options vested during the nine months ended September 30, 2025 and 2024 was $6.6 million and $3.1 million, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $9.69 and $3.64, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2024	6,055,087	$8.04
Granted	2,876,897	13.73
Vested	(1,999,065)	8.57
Forfeited	(743,035)	9.99
Unvested Balance—September 30, 2025	6,189,884	$10.28

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange as previously described.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,059	$3,342	$9,287	$10,341
Selling, general and administrative	6,976	6,899	21,017	21,996
Total stock-based compensation expense	$10,035	$10,241	$30,304	$32,337
As of September 30, 2025, there was $28.1 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2025, there was $50.5 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years.
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net earnings per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Pre-funded warrants to purchase 7,500,000 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024.
The following table is a reconciliation of the share amounts used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average common shares outstanding - Basic	127,622,860	124,302,317	126,891,285	119,627,687
Effect of dilutive securities	5,261,707	—	—	—
Weighted-average common shares outstanding - Diluted	132,884,567	124,302,317	126,891,285	119,627,687
Potential dilutive securities, which include unvested RSUs and unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under the Company's employee stock purchase plan (ESPP), have been excluded from the calculation of diluted net income (loss) per common share in each period in which the Company recorded a net loss, as the effect is antidilutive.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2025	2024
Stock options to purchase common stock	2,672,832	5,634,494
RSUs subject to future vesting	27,837	6,487,840
ESPP shares subject to future issuance	82,600	115,926
Total	2,783,269	12,238,260

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Segment Reporting
The Company has one reportable segment relating to the development and commercialization of treatments for dermatological diseases. The Company’s Chief Operating Decision Maker (the CODM) is its Chief Executive Officer. The CODM evaluates financial information on a consolidated basis for the purposes of allocating resources and assessing performance.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$99,219	$44,755	$246,569	$125,182
Less:
Cost of sales	8,123	4,231	20,903	10,577
Topical roflumilast program costs	3,340	1,320	7,613	7,839
Topical JAK inhibitor program costs	61	1,089	780	2,351
Other early-stage programs costs	1,379	2,910	5,069	8,878
Research and development compensation and personnel-related expenses	10,553	9,834	29,970	29,574
Selling, general and administrative expenses	62,269	58,692	195,186	171,412
Other segment expenses(1)	4,968	5,745	17,662	15,316
Total operating expenses	90,693	83,821	277,183	245,947
Operating income (loss)	8,526	(39,066)	(30,614)	(120,765)

Other income, net	2,035	4,182	6,861	13,455
Interest expense	(3,071)	(6,653)	(9,082)	(21,617)
Provision for income taxes	80	—	701	324
Segment and consolidated net income (loss)	$7,410	$(41,537)	$(33,536)	$(129,251)
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
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. In September 2025, we submitted a supplemental New Drug Application (sNDA) to FDA to expand the indication of ZORYVE cream 0.3% for the treatment of plaque psoriasis in children down to the age of 2. In June 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older.
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
In addition to the approval of ZORYVE cream 0.3% for plaque psoriasis and ZORYVE foam for seborrheic dermatitis and plaque psoriasis of the scalp and body, we also received FDA approval for and commercially launched ZORYVE (roflumilast) cream 0.15% (ZORYVE cream 0.15%) in July 2024 for the treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% was also approved by Health Canada in March 2025 and commercially launched in April 2025. We also received FDA approval for ZORYVE cream 0.05% for treatment of mild to moderate atopic dermatitis in children 2 to 5 years of age and plan to commercially launch in October 2025. ZORYVE cream 0.15% and 0.05% are once-daily, steroid-free creams that provide rapid disease clearance and significant reduction in itch and have been specifically developed to be treatment options for long-term disease control. In June 2025, we initiated INTEGUMENT-INFANT, a Phase 2 study to evaluate the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years with atopic dermatitis, which potentially could serve as the basis for a further expansion of the indication for ZORYVE cream 0.05% to this group of patients.
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
In addition to ZORYVE, we had developed ARQ-255, a deep penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 (JAK 1) inhibitor, for the treatment of alopecia areata. Following the completion of a Phase 1b study in the middle of 2025, we elected to halt further development of the program.
In September 2022, we acquired Ducentis BioTherapeutics LTD (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). Currently in the preclinical stage, we plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a potentially highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. The Company submitted an Investigational New Drug (IND) application to the FDA in July 2025, and anticipates commencing a Phase 1 study of ARQ-234 in the first quarter of 2026.
We have incurred annual net losses in each year since inception, including net losses of $33.5 million and $129.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,155.5 million and cash, cash equivalents, restricted cash, and marketable securities of $191.4 million. As of September 30, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash in October 2024, with the right to re-draw that principal for a defined period.
While we generated net income for the quarter ended September 30, 2025, the extent of any net income or losses for future periods is uncertain and we may continue to incur net losses in future periods. We expect to continue to incur significant expenses as we commercialize ZORYVE, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions and commercialization. We expect to incur commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spend on ARQ-234 and ZORYVE label expansions. While we do not anticipate the need to obtain funds through financings or other sources to support our current planned operations, if our available cash and marketable securities balances, amounts available under the Loan Agreement, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition.
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
Prior to the date on which the initial regulatory approval was received for each product, costs of inventory production were recorded as research and development expense. Subsequent to initial regulatory approval, costs of production are capitalized into inventory, and as that inventory is sold and revenue is recognized, the cost of the inventory is recognized in cost of sales. During the second half of 2025, the Company expects to have sold its remaining finished goods inventory produced prior to regulatory approval for which the cost was previously recognized as research & development expense. As of September 30, 2025 and December 31, 2024, the value of this inventory, mostly at the raw materials stage, was approximately $0.2 million and $5.5 million, respectively.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and medical affairs activities related to ZORYVE. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, nonclinical testing and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation and travel for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis (topical roflumilast program and CD200R program). Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocable on a program specific basis.
We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the development of ARQ-234 for atopic dermatitis and for ZORYVE label expansions and life cycle management.
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
Other Income, Net
Other income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities, as well as changes in the fair value of the derivative related to our debt. See Note 8 to the condensed consolidated financial statements for additional information.
Interest Expense
Interest expense is related to interest incurred on our long-term debt.
Provision for Income Taxes
Provision for income taxes is primarily related to foreign income tax expense and foreign withholding taxes incurred in relation to a license agreement.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
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

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$30,491	$22,041	$8,450	38%
ZORYVE foam	49,781	20,262	29,519	146%
ZORYVE cream 0.15%	18,947	2,452	16,495	673%
Total product revenue, net	$99,219	$44,755	$54,464	122%
______________
*Not applicable
Product revenue, net, for ZORYVE cream 0.3% increased by $8.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher end customer demand in the United States and Canada.
Product revenue, net, for ZORYVE foam increased by $29.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher end customer demand related to seborrheic dermatitis in the United States, the commercial launch of ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in the United States in June 2025, as well as the commercial launch of ZORYVE foam for seborrheic dermatitis in Canada in December 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $16.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher end customer demand and, to a lesser extent, net price improvement in the United States.
Cost of Sales
Cost of sales increased by $3.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to the increase in royalty expense and cost of products sold, consistent with the growth in ZORYVE cream and foam product revenue.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$3,340	$1,320	$2,020	153%
Topical JAK inhibitor program	61	1,089	(1,028)	(94)%
Other early stage programs	1,379	2,910	(1,531)	(53)%
Indirect costs:
Compensation and personnel-related	10,553	9,834	719	7%
Other	4,271	4,348	(77)	(2)%
Total research and development expense	$19,604	$19,501	$103	1%
Research and development expenses increased slightly by $0.1 million, or 1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Direct external costs decreased due to lower ARQ-234 preclinical costs and the completion of a Phase 1b study in our topical JAK inhibitor program for the treatment of alopecia areata, which we elected to halt. These decreases were partially offset by an increase in expenses related to a Phase 2 study of ZORYVE cream 0.05% for the treatment of atopic dermatitis in infants.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.6 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to continued commercialization efforts and growing revenue for ZORYVE and consisted of $2.2 million in compensation and personnel-related expenses and $2.0 million in sales and marketing expenses, partially offset by decreases in costs related to professional services.
Other Income, Net
Other income, net decreased by $2.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to less interest income resulting from lower cash, cash equivalents, and marketable securities balances, coupled with the impact of lower investment yields.
Interest Expense
Interest expense decreased by $3.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to a lower outstanding principal balance on our long-term debt driven by our $100.0 million principal paydown in October 2024, coupled with the impact of lower interest rates. See Note 8 to the condensed consolidated financial statements for additional information.
Comparison of the Nine Months Ended September 30, 2025 and 2024
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

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$81,553	$54,325	$27,228	50%
ZORYVE foam	119,233	40,405	78,828	195%
ZORYVE cream 0.15%	43,783	2,452	41,331	1686%
Total product revenue, net	$244,569	$97,182	$147,387	152%

______________
*Not applicable
Product revenue, net, for ZORYVE cream 0.3% increased by $27.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher end customer demand in the United States and Canada.
Product revenue, net, for ZORYVE foam increased by $78.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher end customer demand for seborrheic dermatitis in the United States, the commercial launch of ZORYVE foam for plaque psoriasis of the scalp and body in the United States in June 2025, as well as the commercial launch of ZORYVE foam for seborrheic dermatitis in Canada in December 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $41.3 million for the nine months ended September 30, 2025, primarily driven by its commercial launch in the United States in July 2024.
Other Revenue
Other revenue of $2.0 million for the nine months ended September 30, 2025 relates to license revenues received in connection with the Huadong Agreement. Other revenue for the nine months ended September 30, 2024 includes $25.0 million received as an upfront payment in connection with the Sato Agreement and a $3.0 million milestone payment received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $12.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and was due to a $2.5 million increase in amortization expense recorded in connection with the AstraZeneca milestones achieved in the first quarter of 2025, with the remainder due to the increase in royalty expense and cost of products sold consistent with the growth in ZORYVE cream and foam product revenue.
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$7,613	$7,839	$(226)	(3)%
Topical JAK inhibitor program	780	2,351	(1,571)	(67)%
Other early stage programs	5,069	8,878	(3,809)	(43)%
Indirect costs:
Compensation and personnel-related	29,970	29,574	396	1%
Other	13,168	13,298	(130)	(1)%
Total research and development expense	$56,600	$61,940	$(5,340)	(9)%
Research and development expenses decreased by $5.3 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to lower ARQ-234 preclinical costs and the completion of a Phase 1b study in our topical JAK inhibitor program for the treatment of alopecia areata, which we elected to halt.
We expect research and development expenses in future periods to increase primarily due to the development and clinical study associated with ARQ-234 and ZORYVE life cycle management.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23.8 million, or 14%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to continued commercialization efforts and growing revenue for ZORYVE, and consisted of $13.4 million higher sales and marketing expenses and $12.1 million higher compensation and personnel-related expenses. These increases were partially offset by a decrease in professional services costs.
Other Income, Net
Other income, net decreased by $6.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to less interest income resulting from lower cash, cash equivalents, and marketable securities balances, coupled with the impact of lower investment yields.
Interest Expense
Interest expense decreased by $12.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to a lower outstanding principal balance on our long-term debt driven by our $100.0 million principal paydown in October 2024, coupled with the impact of lower interest rates. See Note 8 to the condensed consolidated financial statements for additional information.

Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE cream 0.3%, ZORYVE cream 0.15%, and ZORYVE foam. We have incurred annual operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of September 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $191.4 million, and an accumulated deficit of $1,155.5 million. As of September 30, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash on October 8, 2024, with the right to re-draw that principal for a defined period. See Note 8 to the condensed consolidated financial statements for additional information.
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
•our ability to acquire attractive assets or businesses or to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;
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
Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of September 30, 2025 and December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On September 30, 2025, the rate was 10.20%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.

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
We were in compliance with all covenants under the Loan Agreement as of September 30, 2025.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(31,810)	$(111,410)
Cash provided by (used in) investing activities	3,926	(6,057)
Cash provided by financing activities	3,251	163,613
Effect of exchange rate changes on cash	109	(1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(24,524)	$46,145
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $31.8 million, which consisted of a net loss of $33.5 million and a change in net operating assets and liabilities of $32.5 million, partially offset by net non-cash charges of $34.2 million. The net non-cash charges were primarily related to stock-based compensation expense of $30.3 million and amortization of intangible assets of $4.1 million.
During the nine months ended September 30, 2024, net cash used in operating activities was $111.4 million, which consisted of a net loss of $129.3 million and a change in net operating assets and liabilities of $13.5 million, partially offset by net non-cash charges of $31.4 million. The net non-cash charges were primarily related to stock-based compensation expense of $32.3 million.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities was $3.9 million, which was comprised primarily of proceeds from the maturities of marketable securities of $172.4 million, offset by purchases of marketable securities of $157.8 million and a milestone payment made to AstraZeneca of $10.0 million.
During the nine months ended September 30, 2024, net cash used in investing activities was $6.1 million, which was comprised primarily of purchases of marketable securities of $237.4 million, offset by proceeds from the maturities of marketable securities of $231.5 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $3.3 million, which was comprised primarily of proceeds from the issuance of our common stock upon exercise of employee stock options and purchase of shares pursuant to our employee stock purchase plan.
During the nine months ended September 30, 2024, net cash provided by financing activities was $163.6 million, which was comprised primarily of $161.7 million of net proceeds from our March 2024 public stock offering.
Contractual Obligations and Contingent Liabilities
Other than the changes described in Notes 6 and Note 7 to the condensed consolidated financial statements in Item 1, related to our lease amendment and Ducentis, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2025, we had cash and cash equivalents of $47.1 million, restricted cash of $0.3 million, and marketable securities of $143.9 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Due to the short-term duration and the low risk profile of our investments, an immediate change in interest rates of 100 basis points would not result in a material change to the fair value of our portfolio.
In addition, as of September 30, 2025, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal to a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of September 30, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and future investment in marketable securities. We may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk in the future. It is difficult to predict the effect that future hedging activities would have on our operating results.
We are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The majority of our transactions occur in U.S. dollars. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets, and liabilities. If we expand our international operations our exposure to exchange rate fluctuations will increase. At September 30, 2025 we had cash balances denominated in Canadian dollars of $6.4 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a defendant to any material litigation or other material legal proceedings.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
On August 14, 2025, Neha Krishnamohan, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 1,232 shares of common stock held by Ms. Krishnamohan, as well as the potential exercise and sale of up to 39,272 options between November 12, 2025 and November 2, 2026.

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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	October 28, 2025	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 28, 2025	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)