Form 10-K
period 2025-12-31
Arcutis Biotherapeutics, Inc.
filed 2026-02-25
CIK 1787306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $1,527,940,146, based on the closing price of the Registrant's Common Stock on such date.
The number of shares of the Registrant’s Common Stock outstanding as of February 20, 2026 was 124,033,382.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Arcutis Biotherapeutics, Inc. (Arcutis, the Company, we, us, or our) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:
•the success, cost, and timing of our plans to develop and commercialize immuno-dermatology drugs, including our current products of ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), ZORYVE® (roflumilast) cream 0.15% (ZORYVE cream 0.15%), ZORYVE® (roflumilast) cream 0.05% (ZORYVE cream 0.05%), ZORYVE® (roflumilast) topical foam (ZORYVE foam), our product candidate ARQ-234, as well as potential indications and other label expansions for ZORYVE;
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
•the impact of government regulations, including U.S. Food and Drug Administration (FDA) regulations;
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
•our dependence on information technology systems and the potential for cybersecurity incidents and risks associated with artificial intelligence;
•our expectations regarding our ability to obtain, maintain, and enforce intellectual property protection for our products and product candidates; and
•our estimates regarding expenses, future revenue, capital requirements, and potential needs for additional financing.

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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Annual Report on Form 10-K we have filed with the U.S. Securities and Exchange Commission (SEC) with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Summary of Risk Factors
    Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We are a commercial-stage biopharmaceutical company with four products approved for commercial sale. We have incurred significant losses since our inception, and could continue to incur losses, which, together with our limited history as a commercial-stage company, makes it difficult to assess our future viability;
•Our capital requirements are difficult to predict and may change. We may require substantial additional financing to achieve our goals or for strategic purposes, and a failure to obtain this capital if or when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate certain operations, efforts, or strategic initiatives;
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
•We rely on third-party manufacturers to manufacture nonclinical, clinical, and commercial supplies of ZORYVE and our product candidates. The loss of these manufacturers or their sub-suppliers, their failure or inability to comply with manufacturing or other regulations, or their failure to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business;
•We rely on third parties to conduct our nonclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates;
•Risks related to our intellectual property could materially adversely impact our business, competitive position, financial condition, and results of operations; and
•Risks related to government regulation of our industry and required approvals could materially adversely impact our business, competitive position, financial condition, and results of operations.
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
We launched our lead product, ZORYVE cream 0.3%, in August 2022 after obtaining our initial FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily topical treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. In November 2025, our supplemental New Drug Application (sNDA) was accepted for filing by the FDA to potentially expand the indication of ZORYVE cream 0.3% for the treatment of plaque psoriasis in children down to the age of 2, with a Prescription Drug User Fee Act (PDUFA) target action date set for June 29, 2026. In June 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older. In February 2026, Health Canada accepted our Supplement to a New Drug Submission (SNDS) for ZORYVE cream 0.3% for individuals down to 2 years old.
In December 2023, we received FDA approval for ZORYVE foam 0.3% for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, was the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in January 2024 and became commercially available in Canada in December 2024 following approval by Health Canada. We received FDA approval for ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents ages 12 and older in May 2025, followed by commercial launch in the United States in June 2025. ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents ages 12 and older was also approved by Health Canada in October 2025, followed by commercial launch in November 2025.
We also received FDA approval for, and commercially launched, ZORYVE cream 0.15% in July 2024 for the topical treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% was also approved by Health Canada in March 2025 and commercially launched in April 2025. We also received FDA approval for, and commercially launched, ZORYVE cream 0.05% for the topical treatment of mild to moderate atopic dermatitis in children 2 to 5 years of age in October 2025. ZORYVE cream 0.15% and ZORYVE cream 0.05% are once-daily, steroid-free creams that provide rapid disease clearance and significant reduction in itch, and have been specifically developed to be treatment options for long-term disease control. In February 2026, we announced positive topline data for INTEGUMENT-INFANT, a Phase 2 study to evaluate the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years with atopic dermatitis. We intend to submit an sNDA to the FDA in the second quarter of 2026 based on the results of this trial to potentially expand the indication for ZORYVE cream 0.05% for the treatment of infants with atopic dermatitis down to the age of 3 months.

In July 2024, we entered into a promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa will receive a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024. Effective January 23, 2026, we mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotions of ZORYVE and we will not be required to make any further payments to Kowa.

In August 2023, we entered into a strategic collaboration and licensing agreement (the Huadong Agreement) for topical roflumilast in Greater China and Southeast Asia with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong). a wholly owned subsidiary of Huadong Medicine Co., Ltd. In February 2024, we entered into a a strategic collaboration and licensing agreement (the Sato Agreement) for topical roflumilast in Japan with Sato Pharmaceutical Co., Ltd.(Sato).
In September 2022, we acquired Ducentis BioTherapeutics LTD (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). We plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. We submitted an Investigational New Drug application (IND) to the FDA in July 2025, and anticipate commencing a Phase 1 study of ARQ-234 in the first quarter of 2026.
In July 2018, we executed a licensing agreement with AstraZeneca AB (AstraZeneca) for exclusive worldwide rights to roflumilast as a topical product in humans solely for dermatological indications. Moreover, we have our own intellectual property portfolio around topical uses of roflumilast, with issued and pending formulation, pharmacokinetic, and method-of-use patents in the United States and other jurisdictions from several distinct patent families, which provides us with exclusivity in the United States for our product cream formulation through 2037 and foam formulation through 2042.
Dermatological diseases such as psoriasis, atopic dermatitis, and seborrheic dermatitis affect hundreds of millions of people worldwide each year, impacting their quality of life, and physical, functional, and emotional well-being. There are many approved treatments for these conditions, but a large opportunity remains due to issues with existing treatments. Topical treatments are used for nearly all patients, but existing topicals are limited by one or more of the following: modest response rates, side effects, patient adherence, application site restrictions, and limits on duration of therapy. Topical corticosteroids (TCS) are commonly used as the first-line therapy for the treatment of inflammatory skin conditions such as psoriasis, atopic dermatitis, and seborrheic dermatitis. While many patients see improvements, extended use of TCS carries the risk of a variety of significant side effects. The localized side effects of extended use of TCS at the site of application, such as skin barrier damage and striae, have long been established. More recently, there is an increasing appreciation for the potential systemic side effects of prolonged TCS use, such as hyperglycemia, adrenal insufficiency, and osteoporosis. As a result, TCS are typically used intermittently for brief periods, making them an insufficient therapeutic option for inflammatory skin diseases that are chronic in nature. In psoriasis, vitamin D analogs are also used, but have lower response rates than TCS and are frequently irritating. Topical tapinarof (Vtama®) was approved in May 2022 for the treatment of adults with plaque psoriasis and in December 2024 for adults and children with atopic dermatitis, but this non-steroidal agent also carries significant application site reactions. In atopic dermatitis, topical calcineurin inhibitors (TCIs) and crisaborole (Eucrisa®), a topical non-steroidal PDE4 inhibitor, are used, but have lower response rates than TCS and are associated with application site burning. TCIs also have a boxed warning for cancer risk. Topical ruxolitinib (Opzelura®) was approved for the treatment of atopic dermatitis in September 2021, but carries an extensive boxed warning for numerous severe side effects, is limited to short-term, intermittent use, and is contraindicated for concomitant use with systemic therapies. In seborrheic dermatitis, in addition to TCS, topical antifungals are commonly used, but have limited efficacy.
Biologic and systemic therapies are also available for some diseases, but are typically indicated for a small percentage of the affected population with more severe disease. Importantly, most patients on biologic and systemic therapies for inflammatory skin conditions still require adjunctive topical therapies to treat residual disease and occasional flaring of symptoms. Biologics for psoriasis have shown impressive response rates but are only indicated for a minority of patients with moderate-to-severe forms and can often leave patients with some degree of residual disease. Treatment with oral systemic therapies such as methotrexate and apremilast (Otezla®) has also been limited due to modest symptomatic improvement and the frequency of adverse events. In atopic dermatitis, where biologic and systemic therapies have shown lower response rates, we see opportunity to both supplement current therapies and to continue to advance the standard of care for patients, for example with regard to response rates and dosing frequency.
Given the limitations associated with existing treatments, we believe patients with inflammatory skin conditions and their dermatologists are dissatisfied with their current treatment options. We believe that there is a significant opportunity to leverage developments in other fields of medicine, particularly inflammation and immunology, to address the significant need for effective chronic treatments in immuno-dermatology. Our primary focus since our founding has been to address patients’ significant need for innovative treatments that directly target molecular mediators of disease, have the potential to show significant symptomatic improvement, maintain a low risk of toxicity or side effects, and are suitable for chronic use on all areas of the body. Based on market research and our internal estimates, we estimate there is an overall actively prescription-treated patient market of approximately 17.0 million patients in the United States that are treated with topical therapies for plaque psoriasis, seborrheic dermatitis, and atopic dermatitis, with approximately 8.4 million treated in dermatology offices and the remaining approximately 8.6 million treated outside dermatology. Of the patients that are treated in dermatology offices, we estimate that approximately 3.7 million of these patients are covered by Medicare or Medicaid, while approximately 4.7 million are covered by private payers. Patients that are treated outside of dermatology offices are primarily treated by primary care providers and pediatricians, and the ratio of commercial to government insurance is similar.

Our Portfolio and Pipeline
The following chart summarizes our product portfolio and pipeline:

Our Strategy
Our strategy is to leverage innovations in inflammation and immunology to identify molecules acting against validated biological targets in dermatology, and to develop and commercialize best-in-class products based on those molecules that address significant unmet needs in immuno-dermatology. The key pillars of our strategy are:
•Grow our core ZORYVE business as we establish ZORYVE as the foundational therapy for adults and children who need long-term therapeutic solutions for managing their plaque psoriasis, seborrheic dermatitis, and atopic dermatitis. A primary component of this pillar of our strategy is to provide a therapeutic alternative to TCS amidst the increasing calls for safer alternatives for the treatment of inflammatory dermatosis as the local and systemic side effects of prolonged topical steroid use become more broadly appreciated. This pillar also includes our efforts to extend the breadth of our prescribing base beyond dermatologists to primary care and pediatric health care providers, and to continue expanding insurance coverage for ZORYVE, particularly in Medicare and Medicaid. We believe further extension of our current indications and incremental clinical data generation to bolster ZORVYE's position in these indications is an additional important component of this growth strategy.

•Expand the ZORYVE franchise into additional indications through strategic lifecycle management. Our new indication expansion efforts will be guided by a large body of case reports received by our medical team from clinicians who have used ZORYVE in various inflammatory dermatoses and seen encouraging signs of efficacy. We will seek to evaluate these potential signals of efficacy in a controlled setting with resource-efficient Phase 2 proof-of-concept trials before selecting potential indications to evaluate in Phase 3 pivotal trials. The decision on which programs to advance will be based on the collective data from across these proof-of-concept studies, feedback received from regulatory agencies, and analysis of the unmet need and market potential of these various indications. Initial diseases of interest that are currently being evaluated in ongoing Phase 2 trials are hidradenitis suppurativa and vitiligo.

•Build our pipeline by advancing innovative medicines for patients, leveraging our leading drug development capabilities. Our initial focus in building our pipeline is on advancing ARQ-234 through clinical development. We believe that ARQ-234 has the potential to have a very differentiated profile and could be a highly complimentary biologic treatment to ZORYVE for the treatment of atopic dermatitis, if approved. We believe our management team's experience in developing dermatological drugs, including biologics, will enable us to effectively move ARQ-234 through the development process. ARQ-234 also has the potential to treat multiple other inflammatory diseases, which we may choose to pursue ourselves or through partnerships. Beyond ARQ-234, we will continue to evaluate strategic opportunities to in-license or acquire select dermatology and inflammation and immunology (I&I) assets. Leveraging our deep expertise in identifying promising drug candidates, we will continue to seek assets across treatment modalities. We believe our team's capabilities in dermatological and I&I clinical development and commercialization position us well to advance, register and commercialize drug candidates and to generate value with any future acquired assets.

ZORYVE Cream
Our lead product, ZORYVE cream, offers symptomatic improvement in psoriasis and atopic dermatitis patients similar to a high potency steroid, but with a favorable tolerability profile, the ability to be used chronically, and little-to-no application site reactions associated with many existing topical treatments. ZORYVE cream is designed for simple once-a-day application for chronic use, does not burn or sting on application, and can be used on any part of the body, including sensitive or difficult-to-treat areas, such as the face and intertriginous regions. It quickly and easily rubs into the skin without leaving a greasy residue, does not stain clothing or bedding, or have an unpleasant smell. Roflumilast, the active pharmaceutical ingredient in ZORYVE, is a highly potent and selective PDE4 inhibitor. Roflumilast has demonstrated a potency advantage of approximately 25x to in excess of 300x compared to the active ingredients in the two other FDA-approved PDE4 inhibitors, Eucrisa and Otezla.

Plaque Psoriasis
For the treatment of plaque psoriasis, ZORYVE cream 0.3% is currently commercially available in the United States and Canada for individuals 6 years and older, with no limitation on location or duration of use. Additionally, ZORYVE cream 0.3% for 2-5 year olds with plaque psoriasis has a PDUFA target action date of June 29, 2026.
Psoriasis Background
Psoriasis is an immune disease that occurs in about 3% of the U.S. population, representing approximately 9 million patients. About 90% of cases are plaque psoriasis, which is characterized by “plaques”, or raised, red areas of skin covered with a silver or white layer of dead skin cells referred to as “scale”. Psoriatic plaques can appear on any area of the body, but most often appear on the scalp, knees, elbows, trunk, and limbs, and the plaques are often itchy and sometimes painful. Approximately 40% of plaque psoriasis patients have plaques on their scalp, about 15% have plaques in their intertriginous regions, approximately 10% have plaques on their face, and one in three has plaques on their elbows and knees. Each of these areas present a variety of treatment challenges which may be well suited to treatment with ZORYVE cream.
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
Current Psoriasis Treatment Landscape
The vast majority of psoriasis patients are treated with topical therapies, of which there had been no novel treatments approved in over 20 years, until the approvals of ZORYVE cream and tapinarof in 2022. Despite their widespread use, other existing topical therapies all possess substantial shortcomings:
•Topical steroids are associated with a number of side effects, including, among others, hypothalamic-pituitary-adrenal (HPA) axis suppression, skin atrophy (thinning), striae (stretch marks), and telangiectasia (spider veins). Some of these side effects are irreversible. Growing evidence also points to risks of other systemic side effects, such as hyperglycemia, adrenal insufficiency, and osteoporosis. Consequently, high potency topical steroids are not recommended for chronic use, and physicians generally will not prescribe them for treatment on the face or in the intertriginous regions.
•Vitamin D3 analogs provide substantially less symptomatic improvement than high potency steroids and are frequently irritating. While they can be used chronically, tolerability issues with their use can be a challenge, and physicians generally will not prescribe them for use on the face or in the intertriginous regions.
•Vitamin D3/steroid combinations offer better symptomatic improvement than either of the two individual components alone, but still carry all of the adverse event risks associated with topical steroids, and are limited in their duration of use.
•Tapinarof is a non-steroidal topical aryl hydrocarbon receptor (AhR) agonist approved in May 2022 for adults with plaque psoriasis. In clinical trials, treatment with tapinarof was associated with adverse events such as folliculitis, contact dermatitis, burning, stinging, and itching.
Because high potency steroids and combinations containing high potency steroids provide robust symptomatic improvement for psoriasis patients, most physicians initiate treatment for nearly all patients with them. However, due to the limitations on duration of treatment between 2 and 8 weeks, most physicians will switch the patient to a low- to mid-potency steroid or to a vitamin D analog to manage the patient’s psoriasis chronically. These “step down” options provide less symptomatic improvement and are often irritating. Also, rebound is a known challenge with steroids, where the recurrence of psoriasis after steroid discontinuation is more severe than it was prior to steroid treatment. As a result, patients are constantly cycling between effective short courses of high potency steroids and less effective “step down” maintenance treatments.

Treatment with biologics remains restricted. In the United States, less than 33% of moderate-to-severe psoriasis patients (equivalent to 27% of all psoriasis patients) are on biologic therapy. The uptake of biologics has remained limited due to multiple factors, including the fact that they are indicated only for use in moderate-to-severe patients, their high cost and patient co-payments, reimbursement and access restrictions, perceived risk of side effects, and patient fear of injection.
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
Psoriasis Key Completed Trials
DERMIS-1 and DERMIS-2 pivotal Phase 3 studies
The DERMIS-1 and DERMIS-2 studies were identical pivotal Phase 3 randomized, parallel, double-blind, vehicle-controlled, multi-national, multicenter studies in which subjects age 2 years and above with mild, moderate, or severe chronic plaque psoriasis involving between 2% and 20% body surface area received 8 weeks of (i) ZORYVE cream 0.3% once daily or (ii) matching vehicle once daily. DERMIS-1 enrolled 439 subjects and DERMIS-2 enrolled 442 subjects.
Results from the eight-week treatment period demonstrated statistically significant improvement compared to the matching vehicle on key efficacy endpoints. On the studies’ primary efficacy endpoint of percentage of subjects achieving Investigator Global Assessment (IGA) success, which was defined as a score of “clear” or “almost clear” plus a 2-grade improvement from baseline at Week 8, 42.4% of subjects treated with ZORYVE cream achieved Investigator Global Assessment (IGA) Success, compared to 6.1% of subjects treated with vehicle (p < 0.0001) in DERMIS-1, and 37.5% of subjects treated with ZORYVE cream achieved IGA Success, compared to 6.9% of subjects treated with vehicle (p<0.0001) in DERMIS-2. ZORYVE cream also demonstrated statistically significant improvements over vehicle on key secondary endpoints, including on Intertriginous IGA Success, Psoriasis Area Severity Index-75, reductions in itch as measured by the Worst Itch-Numeric Rating Scale (WI-NRS), and patient perceptions of symptoms as measured by the Psoriasis Symptoms Diary (PSD).
ZORYVE cream was well tolerated by the patient populations, with rates of treatment-emergent adverse events (TEAEs) low and similar to vehicle, and most TEAEs assessed as mild-to-moderate in severity. Of the subjects treated with ZORYVE cream, five subjects (1.7%) in DERMIS-1 and one subject (0.3%) in DERMIS-2 discontinued the study due to a TEAE. There were no treatment-related serious adverse events.
ARQ-151-202 (Long-Term Safety Study)
The long-term safety study was a Phase 2, multicenter, open-label study of the long-term safety and efficacy of ZORYVE cream 0.3% in adult subjects with chronic plaque psoriasis involving up to 25% total body surface area (BSA), evaluated in two cohorts: subjects who completed the ARQ-151-201 Phase 2b, randomized, controlled trial; and previously untreated subjects. All subjects applied ZORYVE cream once daily for 52 weeks at home. Approximately half (164 of 332) of the subjects entered this long-term study after completing treatment with ZORYVE cream 0.3% or 0.15% in the randomized Phase 2b study (ARQ-151-201) and therefore received up to 64 weeks of total treatment with ZORYVE cream (12 weeks in the randomized Phase 2b study and 52 weeks in the long-term safety study). Periodic clinic visits included assessments for clinical safety, application site reactions, and disease improvement or progression. The primary outcome measures of this long-term safety study were the occurrence of TEAEs and the occurrence of serious adverse events.
In this open-label study, ZORYVE cream 0.3% applied once daily for up to 52 weeks demonstrated favorable safety and tolerability over the long-term treatment period, consistent with what was seen in the randomized Phase 2b study, with only 3.6% of subjects experiencing a treatment-related adverse event during 52 weeks of treatment. Additionally, a durable treatment effect was maintained through 52 to 64 weeks as 57.1% (n=185) of ZORYVE cream-treated patients achieved an IGA score of clear or almost clear (IGA 0/1) at any time during the study, and these participants had a median duration of IGA of clear or almost clear of more than 10 months (40.1 weeks). At week 52 of the long-term safety study, 44.8% of all subjects attained an IGA Success of clear or almost clear, with 34.8% of subjects in Cohort 1 and 39.5% of subjects in Cohort 2 achieving IGA Success, defined as a score of clear or almost clear plus a 2-grade improvement from baseline. Additionally, of the subjects in the 12-week randomized Phase 2b study who were treated with ZORYVE cream 0.3% and who attained an IGA of clear or almost clear at 12 weeks in the first study, then continued on treatment in the long-term safety study, 66.7%

had an IGA of clear or almost clear at the end of 64 weeks of treatment or their last visit. Of the 332 subjects in this study, 73.5% completed the full 52 weeks of open-label treatment, with only 3.9% of subjects discontinuing the study due to an adverse event and less than 1% of subjects discontinuing due to lack of efficacy. There were no treatment-related serious adverse events reported.

Atopic Dermatitis
For the treatment of atopic dermatitis, ZORYVE cream is currently available in the 0.15% concentration for individuals 6 years and older in the United States and Canada, and in the 0.05% concentration for children ages 2 to 5 in the United States, with no limitation on location or duration of use.
Atopic Dermatitis Background
Atopic dermatitis is the most common type of eczema, affecting approximately 26 million people in the United States. Atopic dermatitis is the most common skin disease among children, with prevalence steadily increasing from 8% to 12% in the last two decades. Atopic dermatitis is characterized by a defect in the skin barrier, which allows allergens and other irritants to enter the skin, leading to an immune reaction and inflammation. This reaction produces a red, itchy rash, most frequently occurring on the face, arms and legs, and the rash can cover significant areas of the body. The rash causes significant pruritus (itching), which can lead to damage caused by scratching or rubbing and perpetuating an ‘itch-scratch’ cycle.
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
Current Atopic Dermatitis Treatment Landscape
The vast majority of atopic dermatitis patients are being treated with topical therapies, particularly low- to mid-potency topical steroids and TCIs. Despite their widespread use, existing topical therapies all possess substantial shortcomings:
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
•Opzelura is a topical JAK inhibitor approved in September 2021 for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in non-immunocompromised adult and pediatric patients 2 years of age and older whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. The label carries an extensive boxed warning for serious infections, all-cause mortality, malignancy, major adverse cardiovascular events and thrombosis, as well as limitations on duration, body surface area, and concomitant use with immunosuppressive agents.
•Tapinarof is a non-steroidal topical aryl hydrocarbon receptor (AhR) agonist approved in May 2022 for adults with plaque psoriasis. In clinical trials, treatment with tapinarof was associated with certain adverse events such as folliculitis, contact dermatitis, burning, stinging, and itching.

Treatment with biologics such as Dupixent®, as well as recently launched oral agents, remains highly restricted. In the United States, less than 11% of all atopic dermatitis patients are on biologic therapy. The uptake of biologics and systemic therapies is expected to grow, as the efficacy and dosing parameters of treatment options for moderate-to-severe disease states improve; however, similar to plaque psoriasis, we believe such use will ultimately remain limited due to multiple factors, including the fact that they are indicated only for use in moderate-to-severe patients, their high cost and patient co-payments, reimbursement and access restrictions, and patient fear of injection for biologics. Additionally, in the atopic dermatitis context, systemic therapies often leave patients with residual symptoms, and patients can flare while on systemic therapy, creating the need for adjunctive topical treatment.
Atopic Dermatitis Key Completed Trials
INTEGUMENT-1 and INTEGUMENT-2 pivotal Phase 3 studies
Our atopic dermatitis Phase 3 program includes three 4-week pivotal studies and a 52-week open-label extension study. INTEGUMENT-1 and INTEGUMENT-2 were multicenter, double-blind, vehicle-controlled Phase 3 studies, with more than 650 subjects in each study, ages 6 and above with mild to moderate atopic dermatitis. Subjects were randomized to receive once-daily topical applications of ZORYVE cream 0.15% or vehicle for 4 weeks. The primary endpoint was the proportion of all randomized subjects who attain IGA Success, defined as a validated Investigator Global Assessment – Atopic Dermatitis (vIGA-AD) score of ‘clear’ or ‘almost clear’ plus a 2-grade improvement from Baseline at Week 4.

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

In an additional secondary endpoint, INTEGUMENT-1 evaluated reduction in itch in individuals 12 years of age and older, with 33.6% of individuals treated with ZORYVE cream achieving a 4-point reduction in WI-NRS at Week 4 (vs. 20.7% for vehicle-treated subjects [p<0.01]). In INTEGUMENT-2, 30.2% of individuals treated with ZORYVE cream achieved a four-point reduction in WI-NRS at Week 4 (vs. 12.4% for vehicle-treated subjects, [P<0.01]). In addition, individuals treated with ZORYVE cream reported reductions in itch from baseline as early as 48 hours from first application. ZORYVE cream 0.15% was well tolerated in both studies. The incidence of Treatment Emergent Adverse Events (TEAEs) was low in both active treatment and vehicle arms, with most TEAEs assessed as mild-to-moderate severity. Overall, incidence of adverse events were low, with no adverse event occurring in more than 3.5% of subjects in either arm for either INTEGUMENT-1 or INTEGUMENT-2. The most frequent adverse events (≥1%) included COVID-19, application site pain, headache, nausea, vomiting, diarrhea, nasopharyngitis, and upper respiratory tract infection. Over 90% of patients who were randomized to ZORYVE cream in both studies completed the full 4 weeks, and there were few discontinuations due to adverse events.

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

Results from the four-week treatment period demonstrated statistically significant improvements compared to matching vehicle. The primary endpoint was the percentage of patients achieving IGA Success, which is vIGA-AD score of "clear" or "almost clear" plus a 2-grade improvement from baseline, at Week 4. In the trial, 25.4% of patients treated with ZORYVE cream 0.05% achieved IGA Success, compared to 10.7% of patients treated with vehicle (P<0.0001), with significant improvements observed as early as Week 1.

ZORYVE cream 0.05% also demonstrated statistically significant improvements compared to vehicle on key secondary endpoints, which included EASI-75, the percentage of patients achieving IGA Success at Weeks 1 and 2, and the percentage of patients achieving a vIGA-AD score of “clear” or “almost clear” at Weeks 1 and 2, with significant improvements observed for these endpoints as early as Week 1. In the trial, 39.4% of patients treated with ZORYVE cream 0.05% achieved EASI 75 at Week 4, compared to 20.6% of patients treated with vehicle (p < 0.0001). In addition, 21.2% of patients achieved IGA Success at Week 2, compared to 6.8% of patients treated with vehicle (P<0.0001), and 9.4% of patients achieved IGA Success at Week 1, compared to 0.9% of patients treated with vehicle (P<0.0001). In the trial, 35.3% of patients treated with ZORYVE cream 0.05% with an itch score of at least four at baseline achieved a four-point reduction in itch score compared to baseline, as measured by the WI-NRS, compared to 18.0% of patients treated with vehicle (P=0.0002).

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
INTEGUMENT OLE (long range study)

In addition, our INTEGUMENT-OLE study is a Phase 3, multicenter, open label extension study that has enrolled 1220 subjects who have completed INTEGUMENT-1, -2, or -PED. The study examines the long-term safety of ZORYVE cream 0.15% in subjects 6 years of age and older with atopic dermatitis and ZORYVE cream 0.05% in subjects 2 to 5 years of age with atopic dermatitis. The primary objective of the study is to assess the long-term safety based on the occurrence of adverse events and serious adverse events. Individuals that completed INTEGUMENT-1 and -2 are eligible to enroll for either 24 or 52 weeks of additional treatment, representing 28 or 56 weeks of treatment in aggregate.

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

INTEGUMENT-INFANT

In February 2026, we announced positive topline data from the INTEGUMENT-INFANT trial. The INTEGUMENT-INFANT Phase 2, open-label, multicenter study evaluated the safety and tolerability of ZORYVE cream 0.05% applied once-daily over a four-week period in 101 infants aged 3 months to less than 24 months with mild to moderate atopic dermatitis. The study builds upon the earlier Maximal Usage (MUSE) pharmacokinetic trial ARQ-151-105, which also evaluated ZORYVE cream 0.05% in this age group.

Results from this trial demonstrated that ZORYVE cream 0.05% was well tolerated with a safety profile consistent with previous ZORYVE clinical trials, with low overall incidence of adverse events with all being mild to moderate in severity. ZORYVE cream improved the severity of disease and reduced the area of skin affected by atopic dermatitis, with 58% of participants achieving EASI-75 at Week 4.

We intend to present further details on the INTEGUMENT-INFANT study results at future medical meetings.

ZORYVE Foam
We have also developed a foam formulation of topical ZORYVE for the treatment of scalp and body psoriasis and seborrheic dermatitis. ZORYVE foam contains the same highly potent and selective PDE4 inhibitor in ZORYVE cream, and is nearly identical to ZORYVE cream, with all ingredients in the foam being the same as those in the cream, other than reduced oil content and the addition of a propellant in the can to create the foam. ZORYVE foam is a light foam that has been designed to deliver the drug to the scalp while not leaving a greasy residue or disturbing hair style. The foam breaks easily upon agitation, creating a thin solution that can be rubbed easily into the scalp. Additionally, the product does not melt on the fingers prior to application. ZORYVE foam will not stain clothing or bedding and does not have an unpleasant smell. ZORYVE foam is designed for simple once-a-day application and neither burns nor stings on application. We believe that ZORYVE foam offers physicians and patients a highly differentiated clinical profile that is ideally suited to address unmet needs in the topical treatment of seborrheic dermatitis and scalp and body psoriasis.
Seborrheic Dermatitis
ZORYVE foam is currently commercially available in the United States and Canada, for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on location or duration of use. ZORYVE foam is a once-daily steroid-free foam and on approval was the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades.

Seborrheic Dermatitis Background
Seborrheic dermatitis is a common skin disease that is estimated to occur in more than 10 million people in the United States. The disease causes red patches covered with large, greasy, flaking yellow-gray scales, and is frequently itchy. It appears most often on the scalp, face (especially on the nose, eyebrows, ears, and eyelids), upper chest. While the pathogenesis of seborrheic dermatitis is not well understood, it is an inflammatory disease of the skin distinct from atopic dermatitis and psoriasis, it shares some features such as a skin barrier defect with atopic dermatitis and some inflammatory pathways in common with psoriasis. Seborrheic dermatitis is associated with an over-abundance of Malassezia, a naturally occurring yeast found on normal skin but found in excess numbers on skin with seborrheic dermatitis where it may exacerbate the underlying skin inflammation that leads to the signs and symptoms well characterized in the disease. Seborrheic dermatitis can occur in adults, adolescents and infants, and in infants is commonly referred to as “cradle cap”.

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
While physicians have a number of relatively inexpensive treatment options that provide symptomatic improvement for seborrheic dermatitis, the greatest unmet need relates to inadequate response to existing therapies in many patients, particularly in patients with more severe disease. Physicians report that up to one-third of severe patients suffering from seborrheic dermatitis, and a smaller percentage of mild- and moderate-severity patients, have an inadequate response to current seborrheic dermatitis treatments. Additionally, physicians are wary of using steroids on the face due to the risk of skin thinning, spider veins, folliculitis, and unnatural hair growth. Physicians are especially wary of using steroids near the eyes due to the potential increased risk of cataracts and glaucoma. Finally, many physicians are reluctant to treat chronically with steroids and TCIs, the main anti-inflammatory agents used in treatment of seborrheic dermatitis.
We believe ZORYVE foam presents a unique dual mechanism of action to treat patients with seborrheic dermatitis. Based on clinical data to date across indications, ZORYVE has demonstrated strong anti-inflammatory properties. In addition, a recent nonclinical study demonstrated that ZORYVE foam may also possess anti-fungal effects, specifically against Malassezia, the fungus implicated in seborrheic dermatitis. Because the pathogenesis of seborrheic dermatitis potentially includes both a fungal overgrowth component and an inflammatory component, ZORYVE foam’s putative dual mechanism of action may provide symptomatic improvement for patients not achieving suitable responses from currently available therapies. In addition to the opportunity in treatment resistant patients, we believe ZORYVE foam may be an option for some patients as a first-line therapy, especially patients with involvement of the face where other therapies are contraindicated.
Seborrheic Dermatitis Key Completed Trials
STRATUM Pivotal Phase 3 Study
STRATUM was a Phase 3, parallel group, double-blind, vehicle-controlled study of the safety and efficacy of ZORYVE foam 0.3% administered once-daily. A total of 457 subjects ages 9 and older with moderate to severe seborrheic dermatitis were enrolled in the study and randomized 2:1 to ZORYVE foam or vehicle. A significant percentage of patients had seborrheic dermatitis in more than one location on their body and more than half of patients had facial seborrheic dermatitis, including a subset with seborrheic dermatitis on their eyelids. The primary endpoint of the study was the proportion of subjects achieving IGA Success, defined as an IGA score of “clear” or “almost clear” plus a 2-point improvement at Week 8.
The study met the primary endpoint, with 79.5% of individuals treated with ZORYVE foam achieving IGA Success at Week 8, compared to 58.0% of patients treated with vehicle (P<0.0001). Improvement with ZORYVE foam was seen early, with ZORYVE separating statistically from vehicle on IGA Success at Week 2. In addition, 50.6% of patients treated with ZORYVE foam achieved an IGA score of clear at Week 8, compared to 28.2% of patients treated with vehicle (P<0.0001). ZORYVE foam also demonstrated statistically significant improvements compared to vehicle on key secondary endpoints, including itch as measured by WI-NRS. 62.8% of patients with a WI-NRS of 4 or higher at baseline treated with ZORYVE foam achieved a 4-point or greater reduction in itch at

Week 8, compared to 41% of patients treated with vehicle (P=0.0001). Individuals treated with ZORYVE foam reported a 28% improvement in itch from baseline as early as 48 hours after the first application, compared to only 13% of patients treated with vehicle (P=0.0024).
ZORYVE foam was well-tolerated. The incidence of TEAEs was low and similar between active treatment and vehicle, with most TEAEs assessed as mild-to-moderate severity. There were no treatment-related serious adverse events. Overall, the most common adverse events in the study population (over 1%) included nasopharyngitis, nausea, and headache.
ARQ-154-214 (Long-Term Safety)
Study ARQ-154-214 was a multicenter, open label Phase 2 long-term safety study of ZORYVE foam 0.3% applied once-daily in subjects with seborrheic dermatitis. This study included subjects who were treated previously in the Phase 2 trial (ARQ-154-203), as well as subjects naive to treatment with ZORYVE foam. Periodic clinic visits assessed clinical safety, application site reactions, and disease improvement, or progression. The study demonstrated sustained durability of results for up to 52 additional weeks of treatment, as well as a favorable safety and tolerability profile consistent with earlier Phase 2 and Phase 3 studies in seborrheic dermatitis.

Scalp and Body Psoriasis

ZORYVE foam for the treatment of scalp and body psoriasis is currently commercially available in the United States for individuals down to age 12, with no limitation on location or duration of use.
Scalp Psoriasis Background
Scalp psoriasis is a manifestation of plaque psoriasis that occurs in nearly half of all psoriasis patients, characterized by plaques in the hair-bearing area of the scalp and sometimes extending to the forehead, back of the neck, or behind or inside the ears. These psoriatic plaques are identical to plaques on other body areas, however topical treatment of these plaques is complicated by the difficulty of delivering topical drugs under hair-bearing areas. As with psoriatic plaques on other parts of the body, psoriasis on the scalp is often itchy and is sometimes painful. Scalp psoriasis can also be associated with hair loss, likely due to damage to the hair from excessive scratching, rubbing, or combing of the affected area.
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
Scalp Psoriasis Key Completed Trials
ARRECTOR Pivotal Phase 3 Study
The ARRECTOR study was a parallel group, double blind, vehicle-controlled pivotal Phase 3 study of the safety and efficacy of ZORYVE foam 0.3% or a matching vehicle administered once-daily in subjects with scalp and body psoriasis ages 12 and older. A total of 432 subjects were enrolled in the study and randomized 2:1 to ZORYVE foam or vehicle. The co-primary endpoints of the study were the proportion of subjects achieving scalp IGA (S-IGA) Success and the proportion of subjects achieving body IGA (B-IGA) Success, with IGA Success on both endpoints defined as an IGA score of ‘clear’ or ‘almost clear’ plus a 2-point improvement from baseline after 8 weeks.
The study met both co-primary endpoints and all secondary endpoints. Specifically, 67.3% of individuals treated with ZORYVE foam achieved S-IGA Success at Week 8, compared to 28.1% of individuals treated with vehicle (P<0.0001), and 46.5% of individuals treated with ZORYVE foam achieved B-IGA Success at Week 8, compared to 20.8% of individuals treated with vehicle (P<0.0001). ZORYVE foam also demonstrated statistically significant improvements compared to vehicle on all secondary endpoints, including scalp itch as measured by Scalp Itch Numeric Rating Scale (SI-NRS) and overall itch as measured by WI-NRS.
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
ZORYVE Indication Expansion
Pursuing new patient populations that may benefit from ZORYVE has been a principal focus of our clinical development strategy from the outset. This is evidenced by the five additional approvals we have secured across plaque psoriasis, seborrheic dermatitis, and atopic dermatitis following our initial plaque psoriasis approval in 2022. We believe that there are additional skin diseases that may respond to, and more patients who may benefit from, ZORYVE.

This belief is supported by our understanding of ZORYVE's broadly applicable anti-inflammatory and antipruritic properties, its potential impact on stimulating melanocytes, and by the direct and ongoing feedback from health care providers in the field on their real-world ZORYVE experiences as well as their interest in non-steroidal therapies. As part of our obligations as the manufacturer of ZORYVE, our medical team monitors this clinical feedback. To date, we've identified more than 40 published case reports and case series from clinicians who have themselves determined to use ZORYVE in a multitude of other inflammatory dermatoses and have seen signs of potential efficacy.

We believe these reports are important signals of new opportunities for ZORYVE. In order to evaluate some of these signals of potential efficacy, we will selectively evaluate certain disease areas with clinical development programs, beginning with resource efficient Phase 2 proof-of-concept trials. We will decide which programs, if any, to advance through later stages of clinical development by considering data generated in a controlled clinical setting, feedback received from regulatory agencies, and analysis of unmet need and market potential. Initial diseases that we are currently evaluating as part of this effort are vitiligo and hidradenitis suppurativa.

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
CD200R has been validated as a target in atopic dermatitis, with preclinical data for ARQ-234 and clinical data for a similar molecule that progressed to clinical development by another company each providing evidence of a robust and durable therapeutic response, even after discontinuation of treatment. Ducentis completed preclinical comparisons of ARQ-234 against the clinically-validated CD200R antibody. The data compare favorably across key metrics including potency, efficacy, and pharmacokinetics and indicated potential differentiation from the clinically-validated CD200R antibody with an improved ability to modulate the CD200R pathway, a longer half-life, and a higher steady state volume of distribution. We plan to develop ARQ-234 in atopic dermatitis, where it could be a potentially highly complementary treatment option to ZORYVE cream in that indication, if approved. We believe the acquisition of this asset is a transformative opportunity for Arcutis and, in leveraging our team's deep dermatology expertise and broad biologics experience, that our leadership and operational team will enable us to move ARQ-234 into the clinic and through the development process. We submitted an IND to the FDA in July 2025 and anticipate commencing a Phase 1 study of ARQ-234 in the first quarter of 2026.

ARQ-252 and ARQ-255
ARQ-252 is an alternative topical cream formulation of ivarmacitinib that we had developed for chronic hand eczema and vitiligo. In May 2021, we announced that the Phase 1/2b study of ARQ-252 in chronic hand eczema did not meet its primary endpoint, with further analyses of the study pointing to inadequate local drug delivery to the skin. Importantly, there were no safety or tolerability issues seen in that study. Given these analyses, we also elected to terminate the Phase 2a clinical trial evaluating ARQ-252 as a potential treatment in vitiligo.

ARQ-255 is a deep penetrating topical formulation of ivarmacitinib, a potent and highly selective topical Janus kinase type 1 (JAK 1) inhibitor, we had developed for the treatment of alopecia areata. Following the completion of a Phase 1b study in the middle of 2025, we elected to halt further development of the program.
Competition
The biotechnology and pharmaceutical industry is highly competitive, and is characterized by rapid and significant changes, intense competition, and a bias towards proprietary products. We face competition, and will continue to face new competition, from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, and generic drug companies. Any product, or product candidate that we successfully develop and commercialize, will compete with existing treatments, including those that may have achieved broad market acceptance, and any new treatment that may become available in the future.
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
Our success will be based in part on our ability to identify, develop, and commercialize a portfolio of products and product candidates that have a lower risk of side effects and/or provide more symptomatic improvement than competing products.
We are aware of several companies that are working to develop drugs that would compete against ZORYVE or our product candidates for the treatment of psoriasis and atopic dermatitis including a potential generic version of ZORYVE cream.
For psoriasis, our primary competitors include:
•injected biologic therapies such as Skyrizi®, marketed by AbbVie Inc., and Bimzelex®, marketed by UCB, Inc.;
•non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc., and Sotyku, marketed by Bristol Myers Squibb;
•topical therapies such as VTAMA, marketed by Organon;
•branded and generic versions of clobetasol, such as Clobex®, marketed by Galderma Laboratories, LP;
•generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and
•other treatments including various lasers and ultraviolet light-based therapies.
In addition, there are several product candidates under development that could potentially be used to treat psoriasis and compete with ZORYVE and ARQ-234, including but not limited to: Ustekinumab biosimilars, under development by Biocon and others; lcotrokinra, under development through a collaboration between Johnson & Johnson and Protagonist Therapeutics; ME3183, under development by Meiji Pharma; and Orismilast, under development by UNION.
For atopic dermatitis, our primary competitors include:
•topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation; VTAMA, marketed by Organon; ADQUEY, marketed by Arcotech;

•generic and branded versions of low to mid-potency steroids, such as hydrocortisone or triamcinolone, including Kenalog, marketed by Bristol Meyers Squibb;
•ANZUPGO, marketed by LEO Pharma, was recently approved for the topical treatment of moderate to severe chronic hand eczema;
•injected biologic therapies approved for moderate-to-severe atopic dermatitis, including Dupixent®, marketed by Sanofi and Regeneron Pharmaceuticals, Inc; Adbry®, marketed by LEO Pharma, and Ebglyss®, marketed by Eli Lilly and Company; and
•non-injectable systemic therapies approved for moderate-to-severe atopic dermatitis, including RINVOQ®, marketed by AbbVie, and CIBINQO®, marketed by Pfizer;
In addition, there are several prescription product candidates under development that could potentially be used to treat atopic dermatitis and compete with ZORYVE cream and ARQ-234, including but not limited to: topical difamilast ointment (under development by Medimetriks/Otsuka Pharma); injectable rocatinlimab (under development by Kyowa Kirin); injectable amlitelimab (under development by Sanofi); APG777 (under development by Apogee Therapeutics); rezpegaldesleukin (under development by Nektar Therapeutics); temtokibart (under development by LEO Pharma); and JNJ-95475939 (under development by Janssen).
Commercial Operations
We currently commercialize ZORYVE and intend to commercialize our other product candidates ourselves in the United States and Canada. In the United States, we have built our commercial organization that includes marketing, market access, sales and marketing operations, professional relations, and a focused specialty sales force targeting dermatologists and allergists. We expect to expand these operations as needed to support the growth of our business.
Following the termination of our promotion agreement with Kowa in January 2026, we plan to assume responsibility for sales and promotion of ZORYVE in the pediatric and primary care settings, initially through a small, targeted sales team focused on high-prescribing primary care and pediatric health care providers.
In Canada, we have established the infrastructure we believe is necessary to support commercialization of our products. We may also seek partners to access additional geographic markets. For example, we have partnered with companies to develop and commercialize roflumilast formulations for certain dermatological indications in Japan, China, and certain other countries within Asia.
Manufacturing & Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We source all of our nonclinical, clinical, and commercial compound supply from third-party contract manufacturing organizations (CMOs). We also contract with well-established third-party manufacturers for our drug substance, drug product, and analytical testing. We use additional contract manufacturers to label, package, and store our products. We also have secondary suppliers to ensure redundant supply for our commercial products.

In addition, we have personnel and third-party consultants with substantial technical and product development experience who actively manage the CMOs producing our products and plan to use such personnel to manage CMOs for any other product candidates or products that we may develop in the future.

Our CMOs are required to operate in full compliance with applicable regulatory requirements, including those of the FDA and Health Canada. Such requirements include adherence to FDA Good Laboratory Practices (GLP) and current Good Manufacturing Practices (cGMP) for the manufacture and testing of drug substance and drug product, as well as alignment with relevant International Council for Harmonization (ICH) guidelines. All of our CMO partners have extensive technical expertise and experience manufacturing our specific technology. We believe our supply arrangements are satisfactory for our current operations.

Intellectual Property
Maintaining proprietary rights in our product candidates and technologies will assist in achieving the success of our business. One way in which we obtain and maintain such proprietary rights is by filing patent applications and maintaining patents covering our core technologies and product candidates. Our policy is to file such patent applications in the United States and select foreign countries to better protect our worldwide interests. We also seek to avoid infringing the proprietary rights of others. For this reason, we routinely monitor and evaluate third-party patents and publications, and, if necessary, take appropriate action based on that evaluation. Patent term is based on the filing or grant date of the patent, as well as the governing law of the country in which the patent is obtained. In the United States, some pharmaceutical patents are also eligible for Patent Term Extension (PTE), which can extend exclusivity for up to five additional years under certain conditions. The protection provided by a patent varies from country to country, and is dependent on the type of patent granted, the scope of the patent claims, and the legal remedies available in a given country.
As of December 31, 2025, we own or have an exclusive license to 29 issued U.S. patents and 59 issued foreign patents, which include granted European patent rights that have been validated in various European Patent Organization (EPO) member states, and 21 pending U.S. patent applications, 187 pending foreign patent applications, including 4 applications filed under the Patent Cooperation Treaty. Of these patents and patent applications, we have the following for roflumilast cream & roflumilast foam, as of December 31, 2025:

Roflumilast cream & roflumilast foam
Territory	Patents Owned/Issued	Patents Pending
U.S	26	17
Australia	4	4
Bahrain	—	1
Brazil	2	7
Canada	3	5
China	2	11
Eurasia	3	—
Europe	3	8
Hong Kong	2	10
India	2	3
Israel	2	6
Japan	8	4
Kuwait	—	1
Mexico	3	5
New Zealand	2	8
Oman	—	1
Qatar	—	1
Singapore	—	4
South Africa	—	1
South Korea	2	6
United Arab Emirates	—	1
Patent Cooperation Treaty	—	3
Total	64	107

Twelve of our U.S. patents are listed in the FDA’s Orange Book for our roflumilast 0.15% and 0.3% cream products, and thirteen of our U.S. patents are listed in the Orange Book patents for our roflumilast 0.3% foam product. The issued U.S. patent that we have licensed from AstraZeneca claiming a composition of matter encompassing roflumilast, the active pharmaceutical ingredient in roflumilast cream and roflumilast foam, expired on January 27, 2020. Data exclusivity for oral roflumilast expired on January 23, 2021. Our issued patents relating to a roflumilast cream and/or a roflumilast foam contain claims directed to, among other things, pharmaceutical compositions comprising roflumilast and hexylene glycol, pharmaceutical compositions comprising roflumilast and diethylene glycol monoethyl ether, pharmaceutical compositions comprising roflumilast and cetostearyl alcohol, dicetyl phosphate, and ceteth-10 phosphate, methods of making such compositions, and methods of treatment using such compositions, methods of treating fungal infections by administering compositions comprising roflumilast, and methods for improving treatment adherence by improving delivery and extending the plasma half-life of a roflumilast composition. These issued U.S. patents relating to roflumilast cream and roflumilast foam will expire not earlier than June 2037. We also have a method of treatment patent for roflumilast foam in the treatment of seborrheic dermatitis which expires 2041. Additionally, we have a patent directed to the 0.3% roflumilast foam composition that expires in 2042. Our pending patents relating to roflumilast cream and roflumilast foam contain claims directed to, among other things, pharmaceutical compositions comprising roflumilast and diethylene glycol monoethyl ether, pharmaceutical compositions comprising roflumilast, cetostearyl alcohol, dicetyl phosphate, and/or ceteth-10 phosphate, methods of treatment using such compositions, methods of manufacturing such compositions, and other aspects of our roflumilast formulations, including unique pharmacokinetic aspects of topical roflumilast compositions.

As of December 31, 2025, we also have the following patents and patent applications for ARQ-234 and other CD200 mutant proteins:

ARQ-234 and other CD200 mutant proteins
Territory	Patents Owned/Issued	Patents Pending
U.S	1	3
Australia	1	2
Brazil	—	3
Canada	—	4
China	1	3
Eurasia	1	1
Europe	—	4
Great Britain	—	1
Hong Kong	—	3
India	1	2
Indonesia	—	1
Israel	1	2
Japan	1	3
Mexico	1	1
New Zealand	—	3
Philippines	—	1
Singapore	1	2
South Africa	1	2
South Korea	1	2
Thailand	—	1
Patent Cooperation Treaty	—	1
Total	11	45
The issued U.S. patent for ARQ-234 is related to its composition of matter and currently projected to expire on July 14, 2038, unless any PTE is granted.
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
License, Collaboration, and Promotion Agreements
Kowa Promotion Agreement
In July 2024, we entered into a promotion agreement with Kowa to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa received a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024. Effective January 23, 2026, both parties mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotion of ZORYVE and we will not be required to make any further payments to Kowa.
Sato License Agreement
On February 27, 2024, we entered into the Sato Agreement with Sato. Pursuant to the Sato Agreement, we grant Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by us for Sato to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit roflumilast formulations (the Sato Licensed Products) for all therapeutic uses for certain dermatological indications in humans (the Sato Field) in Japan.
The Sato Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture and supply, and commercialization of the Sato Licensed Products. Pursuant to the terms of the Sato Agreement, Sato will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities related to the Sato Licensed Products in the Sato Field in Japan, subject to certain of our approval and oversight rights.
Pursuant to the terms of the Sato Agreement, we received an upfront payment of $25.0 million and will potentially receive additional payments (i) up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Sato Licensed Product-by-Sato Licensed Product basis, commencing from the first commercial sale of such Sato Licensed Product in Japan until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by us to Sato under the Sato License Agreement covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Sato Licensed Product in Japan, we will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Sato Licensed Products, subject to certain royalty reductions.
The term of the Sato Agreement continues until, on a Sato Licensed Product-by-Sato Licensed Product basis, the expiration of the Royalty Term, which is the (i) the expiration of the last valid claim in the licensed technology covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Sato Licensed Product in Japan. The Sato Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the Sato Agreement at-will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, we may terminate the Sato Agreement in its entirety if Sato, its affiliate or sublicensee contests or assists a third party in contesting the scope, validity or enforceability of any patent or patent application licensed by us to Sato. We may also terminate the Sato Agreement if Sato or any director, officers, employee, agent, affiliate, sublicensee, or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations, or, subject to the terms of the Sato Agreement, if Sato, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Sato Licensed Product in Japan for a certain period of time.
Huadong License and Collaboration Agreement
In August 2023, we entered the Huadong Agreement with Huadong, pursuant to which we granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-

how controlled by us for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit both cream and foam topical roflumilast for all therapeutic uses for certain dermatological indications (Huadong Licensed Products) in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, The Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (Huadong Territories).

The Huadong Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture and supply, and commercialization of the Huadong Licensed Products. Pursuant to the terms of the Huadong Agreement, Huadong will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities for the Huadong Licensed Products, subject to certain of our approval and oversight rights. We will retain exclusive rights for the development, manufacture and commercialization of topical roflumilast outside the Huadong Territories.
As consideration for the rights granted under the Huadong Agreement, we received a net payment of $27.0 million in September 2023, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, we received net payments of $2.7 million in March 2024, and $1.8 million in each of December 2024, March 2025, and November 2025, related to the achievement of a development and regulatory milestones less the applicable tax withholdings. We may also potentially receive additional payments (i) up to an aggregate amount of $15.0 million upon the achievement of certain development and regulatory milestones and (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones. In addition, on a Huadong Licensed Product-by- Huadong Licensed Product and country or region-by-country or region basis, commencing from the first commercial sale of such Huadong Licensed Product in such country or region until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by us to Huadong under the Huadong Agreement covering such Huadong Licensed Product in such country or region, (ii) the expiration of regulatory exclusivity for such Huadong Licensed Product in such country or region, or (iii) ten years after the first commercial sale of such Huadong Licensed Product in such country or region (the Royalty Term), we will receive low double-digit to high-teen double-digit percentage royalties on Huadong’s, its affiliates’ and sublicensees’ total net sales, subject to certain royalty reductions.

The term of the Huadong Agreement continues until, on a Huadong Licensed Product-by-Huadong Licensed Product and country or region-by-country or region basis, the expiration of the Royalty Term. The Huadong Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Huadong may terminate the Huadong Agreement at-will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, we may terminate the Huadong Agreement in its entirety if Huadong, its affiliate or sublicensee contests or assists a third party in contesting the scope, validity or enforceability of any patent or patent application licensed by us to Huadong. We may also terminate the Huadong Agreement if Huadong (a) is convicted in a final and non-appealable judgment of a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations or (b) any director, officer, employee, agent, affiliate, sublicensee or subcontractor of Huadong is convicted in a final and non-appealable judgment of a violation of any anti-corruption, anti-money laundering, sanctions or export or import control laws or regulations in relation to the performance of the Huadong Agreement or, subject to the terms of the Huadong Agreement, if Huadong, its affiliates and sublicensees do not conduct any material development or commercialization activities of a Huadong Licensed Product in the Huadong Territories for a certain period of time.
AstraZeneca
In July 2018, we entered into an exclusive license agreement with AstraZeneca (the AstraZeneca License Agreement), pursuant to which we obtained a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how and regulatory documentation, to research, develop, manufacture, commercialize, and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast (collectively, the AZ-Licensed Products) for all diagnostic, prophylactic, and therapeutic uses for human dermatological indications (collectively, the Dermatology Field). Under this agreement, we have sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at our expense, and we shall use commercially reasonable efforts to develop, obtain, and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
We paid AstraZeneca an upfront non-refundable cash payment of $1.0 million and issued 484,388 shares of our Series B convertible preferred stock, valued at $3.0 million on the date of the AstraZeneca License Agreement. We subsequently paid AstraZeneca the first milestone cash payment of $2.0 million upon the completion of a Phase 2b study of roflumilast cream in plaque psoriasis in August 2019 for the achievement of positive Phase 2 data for an AZ-Licensed Product. We also paid AstraZeneca $7.5 million upon ZORYVE cream's FDA approval of ZORYVE cream 0.3% and have agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specific regulatory approval milestones with respect to the AZ-Licensed Products. We paid AstraZeneca $5.0 million in October 2024 upon achievement of $100.0 million in worldwide net sales and $10.0 million in May 2025 upon achievement of $250.0 million in worldwide net sales. With respect to any AZ-Licensed Products we commercialize under the AstraZeneca License Agreement, we will pay AstraZeneca a low to high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. We began making quarterly royalty payments in the first quarter of 2023.
The agreement continues in effect until the expiration of all royalty obligations as described above, unless earlier terminated: (1) by either party upon written for the other party’s material breach or insolvency event if such party fails to cure such breach or the insolvency event is not dismissed within specified time periods; (2) by AstraZeneca if we, our affiliates, or our sublicensees take actions to invalidate AstraZeneca-licensed patent rights, or if we permanently cease development of all AZ-Licensed Products, and an AZ-Licensed Product is not being commercialized by us; or (3) by us upon 120 days’ written notice or in the event of certain adverse clinical trial or other regulatory outcomes. In the event the agreement is terminated, except by us for AstraZeneca’s material breach or in the event of certain adverse clinical trial or other regulatory outcomes, we will be obligated to pay a termination fee in the amount of $11.3 million.
Jiangsu Hengrui Medicine Co., Ltd
In January 2018, we entered into an exclusive option and license agreement (the Hengrui License Agreement) with Jiangsu Hengrui Medicine Co., Ltd (Hengrui), whereby Hengrui granted us an exclusive option to obtain certain exclusive rights to research, develop, and commercialize products containing the compound designated by Hengrui as ivarmacitinib, a potent and selective JAK1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions (the Hengrui Field), in the United States, Japan, United Kingdom, and the European Union (the Territory).
In December 2019, we exercised our exclusive option, and also contemporaneously amended the agreement to expand the Territory to additionally include Canada, and therefore now have a license from Hengrui under certain patent rights and know-how controlled by Hengrui to research, develop and commercialize products containing ivarmacitinib in the Hengrui Field in the Territory. Such license is sublicensable through multiple tiers, exclusive as to the patent rights licensed from Hengrui and nonexclusive with respect to the know-how licensed from Hengrui, and does not extend to patent rights for improvements to ivarmacitinib which Hengrui may come to control in the future unless otherwise mutually agreed by the parties. In addition, we have sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products in the Hengrui Field and in the Territory, at our sole cost and discretion, and shall use commercially reasonable efforts to (1) develop at least one licensed product and to (2) commercialize the licensed products following regulatory approval thereof. Pursuant to the Hengrui License Agreement, a joint coordination committee reviews the progress of development and commercialization of each parties’ products containing ivarmacitinib in their respective territories and fields.
During the term of the Hengrui License Agreement, if we acquire or develop certain JAK inhibitor products that are not controlled by Hengrui, or Competing Products, we must negotiate in good faith with Hengrui whether to terminate the agreement or license to Hengrui the right to develop and commercialize such Competing Product in China. During the term of the Hengrui License Agreement, Hengrui will not develop or commercialize ivarmacitinib or any licensed product in the Hengrui Field in the Territory. Additionally, if Hengrui decides to develop or commercialize a non-topical formulation of ivarmacitinib for the treatment of certain dermatologic indications in the Territory, we have the first right to negotiate a co-development and/or co-commercialization agreement with Hengrui for the same. We also have the right of first refusal if Hengrui decides to out-license a non-topical formulation of ivarmacitinib for the treatment of certain dermatologic indications in the Territory to a third-party during such period.
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
Following the completion of a Phase 1b study for ARQ-255 in alopecia areata in the middle of 2025, we elected to halt further development of ARQ-255, a topical formulation of ivarmacitinib.
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
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (PHSA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s Good Laboratory Practice (GLP) requirements and other applicable regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin;
•approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug for its intended use, or with respect to biologics, the safety, purity, and potency of the proposed biologic for its intended use;
•preparation of and submission to the FDA of an New Drug Application (NDA) or a Biologics License Application (BLA) after completion of all pivotal trials, as applicable;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of an FDA advisory committee review, if applicable;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current cGMP requirements to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.
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
Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined:
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
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.
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
FDA Review and Approval Process
Assuming successful completion of the required clinical studies in accordance with all applicable regulatory requirements, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor of an approved NDA or BLA is also subject to an annual program fee. Waivers of application user fees may be obtained in certain limited circumstances.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for review, or “filed” by FDA, based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the additional information must be included in any resubmitted NDA or BLA, which is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity (NME), or a BLA for an organic biologic, and of ten months from the date of NDA or BLA receipt to complete a standard review of an NDA for a drug that is not an NME. These review periods may be reduced from ten months to six months for an application designated for priority review.
The FDA may also refer applications for novel product candidates, or product candidates that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured to ensure the facility is compliant with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.
After the FDA evaluates the NDA or BLA and conducts any necessary inspections, it will issue either an approval letter or a complete response letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will typically issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, as a condition of approving an NDA or BLA, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicine by managing its safe use, and can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and the labeling and prescribing information for the product may be changed based on the results of these post-marketing studies.
Changes to the conditions established in an approved NDA or BLA, including changes in indications, labeling, or manufacturing processes or facilities, require a submission to the FDA in the form of an NDA or BLA supplement or as part of the NDA or BLA Annual Report. FDA approval prior to implementation is required for most major changes, and the FDA’s timeline for review varies according to the type of change being made. An NDA or BLA supplement for a new indication typically requires clinical data, and the FDA uses the same general procedures when reviewing such efficacy supplements as it does in reviewing original applications.
Pediatric Information
The Pediatric Research Equity Act (PREA) as amended, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required clinical assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective, or with respect to biologic products, safe, pure, and potent. The sponsor or FDA may request a deferral of required pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. In addition, the Best Pharmaceuticals for Children Act, or BPCA, provides NDA and BLA holders a six month extension of any exclusivity—patent or nonpatent—for a drug, if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development and, once an NDA or BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA or BLA for a product candidate is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the "same drug," as determined by FDA, for the same approved use or indication within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved use or indication of patients with the rare disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same use or indication within the rare disease or condition, or the same drug for any use or indication within a different rare disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity within the relevant approved use or indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition.
Post-Approval Requirements
Drugs (whether chemical or biologic) manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. There also are continuing, annual program fee requirements for any marketed products.
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-market studies, a REMS, and/or surveillance to monitor the effects of an approved product, or may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs.
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
•refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension, or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety, purity, potency and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.
The Hatch-Waxman Act
Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. However, a drug must meet certain criteria relative to the Listed Drug to be eligible to use the Section 505(b)(2) pathway as opposed to the abbreviated NDA ( ANDA) pathway, which is described below. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA generally provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics, and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version can often be substituted by pharmacists under prescriptions written for the reference listed drug.
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
Biosimilars and Reference Product Exclusivity
The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product be biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. The BPCIA also created some exclusivity periods for biosimilars approved as interchangeable products.
Both drugs and biological products can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active ingredient and to patent terms. This six-month exclusivity, which runs from the end of existing regulatory exclusivity protection and patent terms, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of exclusivity or patent term remaining.
Other Health Care Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, and other health care laws and regulations.
The U.S. federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.
Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, a violation of the U.S. federal Anti-Kickback Statute can serve as a basis for liability under the federal False Claims Act. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.
Other federal statutes pertaining to health care fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any health care benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any health care benefit program in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.
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
In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual health care practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.

Efforts to ensure that business arrangements with third parties comply with applicable health care laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, health care reimbursement or other federal or state government health care programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.
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
The regulations that govern coverage, pricing, and reimbursement for new drugs (whether chemical or biologics) vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, a drug company can obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of that product.
A drug company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, and other organizations. Even if one or more products are successfully brought to the market, these products may not be considered cost-effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Increasingly, third-party payers who reimburse patients or health care providers, such as government and private insurers, are requiring that drug companies provide them rebates off list prices, and are seeking to reduce their prices to secure coverage.
A payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate or formulary position will be available. Delays can occur in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers a drug company’s costs, including research, development, manufacture, sale, and distribution.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payer to payer.

U.S. Health Care Reform
In the United States, there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payers to control or manage the increased costs of health care and, more generally, to reform the U.S. health care system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the ACA was enacted in 2010, which substantially changed the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended manufacturer rebate liability to utilization by individuals enrolled in Medicaid managed care organizations, (ii) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and (iii) established a Center for Medicare and Medicaid Innovation at Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce health care expenditures. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any products we may develop.
Most significantly, the Inflation Reduction Act, or IRA, was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), redesigns the Medicare Part D benefit (beginning in 2025), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and for the subsequent 15 drugs, which will first be effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and will continue to issue guidance implementing the IRA, although the program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry is likely to be significant, the impact on us cannot be fully determined.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our ability to grow sales of ZORYVE® or any other product candidate that we commercialize in the Medicaid market.
The current administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the proposals will be implemented, the policies are likely to have a negative impact on the pharmaceutical industry and may have a negative impact on revenues for ZORYVE. On the one hand, the current administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase disclosure, and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across-the-board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations, and prospects.
We anticipate that these laws that have been enacted and any future laws will result in additional downward pressure on coverage and the price that we receive for our products and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.
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
Human Capital Resources and Employees
As of December 31, 2025, we had 354 full-time employees. Of these full-time employees, two have an M.D., and four are Nurse Practitioners or Physician Assistants. From time to time, we also retain the services of independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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

Financial Information About Segments
We view our operations and manage our business as one reportable segment. See Note 13 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
For more information about us, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with or furnished to the SEC, visit our website, www.arcutis.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.
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
Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements
We are a commercial-stage biopharmaceutical company with four products approved for commercial sale. We have incurred significant losses since our inception and could incur losses in the future, which, together with our limited history as a commercial-stage company, makes it difficult to assess our future viability.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have a limited history as a commercial-stage company upon which you can evaluate our business and prospects, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. Our operations to date include organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements, undertaking various research and nonclinical studies, conducting clinical trials, establishing manufacturing and supply operations, and preparing for and launching commercialization activities. We have incurred losses in each year since our inception in June 2016. Our net loss for the year ended December 31, 2025 was approximately $16.1 million. As of December 31, 2025, we had an accumulated deficit of $1,138.1 million. We commercially launched our first product, ZORYVE cream 0.3%, in August 2022; our second product, ZORYVE foam, in late January 2024; our third product, ZORYVE cream 0.15%, in July 2024; and our fourth product, ZORYVE cream 0.05%, in October 2025. We have generally and may incur losses until our revenue from product sales of ZORYVE and any other approved products exceeds expenses. We cannot anticipate when we will achieve sustained profitability. We will continue to incur research and development and other expenses related to our ongoing operations, our commercialization efforts, and the development of our product candidates. Losses have had and may have an adverse effect on our stockholders’ equity and working capital. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives.
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
•the ability of patients or health care providers to obtain coverage of or sufficient reimbursement for any current or future products;
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
As of December 31, 2025, we had capital resources consisting of cash, cash equivalents, and marketable securities of $221.0 million. In addition, as of December 31, 2025, we had $100.0 million outstanding under our loan and security agreement, or the Loan Agreement, with SLR Investment Corp.(SLR), and the lenders party thereto. If our capital resources are insufficient to satisfy our requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•the ability of patients or health care providers to obtain coverage of or sufficient reimbursement for any current or future products;
•the willingness of patients to pay out-of-pocket for any current or future products in the absence of health insurance coverage or sufficient reimbursement;
•the ability to obtain and maintain good coverage and quality reimbursement of our products and future products;
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
•the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time and are subject to inflation and other drivers;
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
As of December 31, 2025, we had $100.0 million outstanding under our Loan Agreement. On August 9, 2024, we entered into a second amendment to the Loan Agreement, pursuant to which the terms were revised to, among others, permit us to make an optional partial prepayment of term loans outstanding during the period commencing on October 7, 2024 and ending on December 15, 2024, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment). On October 8, 2024, we made a 2024 Partial Prepayment of $100.0 million. In connection with the 2024 Partial Prepayment, we are obligated to pay a prepayment penalty of $1.0 million by June 30, 2026 and a final fee of $6.95 million, representing the final fee applicable to the amount of the 2024 Partial Prepayment, on January 1, 2027. As a result of such 2024 Partial Prepayment, subject to us generating a minimum net product revenue for the trailing six-month period ending as of the month prior to the borrowing date equal to 80% of our projected net product revenue as set forth in our annual plan for the respective period, we will be able to draw down a tranche C-1 term loan of up to $50.0 million and a tranche C-2 term loan of up to $50.0 million. The tranche C-1 term loan availability will expire on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.

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

In order to service our indebtedness, we need to generate cash from our operating activities or additional equity or debt financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry, and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
For example, we have established an internal commercial infrastructure as well as a dermatologist-focused sales and distribution infrastructure to market ZORYVE and our product candidates in the United States and Canada, and have completed hiring in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of ZORYVE may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
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
We currently have four products approved for commercial sale: ZORYVE cream 0.3%, a potent PDE4 inhibitor topical cream approved by the FDA in July 2022 for the treatment of plaque psoriasis, including intertriginous areas, in patients 12 years of age and older (subsequently expanded to patients 6 years of age and older); ZORYVE foam, a potent PDE4 inhibitor topical foam approved by the FDA in December 2023 for the treatment of seborrheic dermatitis in individuals aged 9 years and older; ZORYVE cream 0.15%, a potent PDE4 inhibitor topical cream for the treatment of atopic dermatitis in adults and pediatric patients 6 years of age and older approved by the FDA in July 2024; and ZORYVE foam, a potent PDE4 inhibitor topical foam approved by the FDA in May 2025 for the treatment of scalp and body psoriasis in adult and pediatric patients 6 years of age and older. We also received FDA approval for, and commercially launched, ZORYVE cream 0.05% for the topical treatment of mild-to-moderate atopic dermatitis in children 2 to 5 years of age in October 2025. Our product candidate portfolio includes ARQ-234, a CD200R fusion protein for the treatment of moderate-to-severe atopic dermatitis. We currently do not have drug discovery efforts, and we have no intention of developing a drug discovery capability. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful commercialization of ZORYVE and the successful development, regulatory approval, and commercialization of other product candidates. We expect to conduct most of our clinical trials in the United States and Canada, with limited reliance on Australia, the Caribbean, and the European Union for clinical trial subjects. We currently anticipate seeking additional regulatory approvals in the United States and Canada but may in the future be subject to additional foreign regulatory authorities and may out-license our product candidates or approved products, if any, in additional foreign markets. In the future, we may also become dependent on other product candidates that we may develop, acquire, or in-license. The commercial success of ZORYVE and the clinical and commercial success of other product candidates will depend on a number of factors, including the following:
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
•the availability of coverage and adequate reimbursement from private third-party payers and governmental health care programs, such as Medicare and Medicaid;
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
•the availability of coverage and adequate reimbursement from private third-party payers and governmental health care programs, such as Medicare and Medicaid;
•the willingness of patients to pay out-of-pocket in the absence of health insurance coverage or sufficient reimbursement; and
•utilization controls imposed by third-party payers, such as prior authorizations and step edits.
There can be no assurance that ZORYVE or our current or future product candidates, if approved, will achieve market acceptance among physicians, patients, third-party payers, or others in the medical community necessary for commercial success. Any failure by ZORYVE or such other product candidates that obtain regulatory approval to achieve market acceptance or commercial success would harm our results of operations.
If we are unable to achieve and maintain third-party payer coverage and adequate levels of reimbursement for ZORYVE or any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.
For ZORYVE and any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental health care programs, such as Medicare and Medicaid, and private third-party payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If ZORYVE or any of our product candidates fail to demonstrate attractive efficacy and safety profiles, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
In addition, the market for ZORYVE and certain of our product candidates will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies.
Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of ZORYVE and our product candidates to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.
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
The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans, or with respect to our product candidates regulated as biologics, the safety, purity, and potency of such product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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
To gain approval to expand the label of our products or market our product candidates, we must provide the FDA and foreign regulatory authorities with nonclinical and clinical data that adequately demonstrate the safety and efficacy, or as applicable, the safety, purity, and potency of the product for the intended indication applied for in the applicable regulatory filing. Product development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our nonclinical and clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
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
The FDA or any foreign regulatory authorities can delay, limit, or deny approval of expanded labels for our products or our product candidates for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates is safe and effective or, with respect to product candidates regulated as biologics, safe, pure, and potent for the requested indication;
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
•if an NDA, BLA, or other foreign application is reviewed by an advisory committee, the FDA or other relevant foreign regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling, or distribution and use restrictions;
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects, or financial condition may be harmed.
Certain of the endpoints in our planned clinical trials rely on a subjective assessment of the effect of the product candidate in the subject by either the physician or patient, and may prove difficult to meet in patients with more severe disease, which exposes us to a variety of risks for the successful completion of our clinical trials.
Certain of our primary and secondary endpoints in our clinical trials, including our already completed and planned clinical trials in atopic dermatitis, scalp and body psoriasis, vitiligo, and hidradenitis suppurativa involve subjective assessments by physician and subjects, which can increase the uncertainty of clinical trial outcomes. For example, one of the secondary endpoints requires subjects to report pruritus (itching) as measured by the WI-NRS and complete or deliver patient or caregiver reported outcomes over the course of our clinical trials. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. In addition, frequent reporting requirements may lead to rating fatigue and a loss of accuracy and reliability of the data resulting from our clinical trials. Further, the FDA or comparable foreign regulatory authority may not accept such patient or caregiver reported outcomes as sufficiently validated. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.
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
As a company, we have obtained marketing approval for only four products and we may be unable to successfully obtain marketing approval in a timely manner, or at all, for any of our other product candidates.
Obtaining marketing approval or an additional indication for a product candidate is a complicated process. Due to the complexities of the marketing approval process, this process and the related activities may require more time and/or cost more than we anticipate, and we may be unable to successfully complete such process and related activities for any of our product candidates. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for our product candidates. In addition, it is possible that the FDA may refuse to file for substantive review any NDAs, BLAs, or supplements that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept for filing or approve any applications for our product candidates, it may require that we conduct additional clinical, nonclinical, or manufacturing validation studies and submit such data before it will reconsider such applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA, BLA, or supplement, or any other applications that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDAs, BLAs, or supplements that we may submit. Additionally, similar risks could apply to receipt of marketing authorizations by comparable regulatory authorities in foreign jurisdictions.
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
Our license agreements and share purchase agreement with Ducentis Biotherapeutics obligate us to make certain milestone and royalty payments, some of which have been or will be triggered prior to commercialization of the applicable product candidates.
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
For example, we paid AstraZeneca $2.0 million upon the completion of a Phase 2b study of ZORYVE cream in plaque psoriasis in August 2019, $7.5 million in August 2022 upon FDA approval to commercialize ZORYVE cream 0.3% in the United States, $5.0 million in October 2024 upon achievement of $100.0 million in worldwide net sales, and $10.0 million in May 2025 upon achievement of $250.0 million in worldwide net sales. We are required to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products we commercialize under the agreement, we will pay AstraZeneca a low-to-high single-digit percentage royalty rate on our, our affiliates’, and our sublicensees’ net sales of such AZ-Licensed Products until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of (i) the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and (ii) ten years from the first commercial sale of such AZ-Licensed Product in such country.
In addition, pursuant to the share purchase agreement with Ducentis, we agreed to make certain contingent payments, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. We estimate that these contingent payments may be up to an aggregate of approximately $400 million, although the actual amount may differ depending on whether the applicable milestones are achieved. In addition, if applicable, we will make payments amounting to a mid-single-digit percentage of any annual net sales of Ducentis’s products exceeding $1.5 billion. As of December 31, 2025, none of the milestones were probable of achievement and, accordingly, no amounts have been recognized in the accompanying consolidated financial statements with respect to these contingent payments.
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
We are aware of several companies that are working to develop drugs that would compete against ZORYVE or our product candidates for the treatment of psoriasis and atopic dermatitis, including a potential generic version of ZORYVE cream.
For plaque psoriasis, our primary competitors include injected biologic therapies such as Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., and Enbrel, marketed by Amgen Inc.; Pfizer Inc., and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis such as Otezla, marketed by Amgen Inc., and Sotyktu, marketed by Bristol Myers Squibb; topical therapies such as Vtama, marketed by Organon & Co.; branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP; generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments including various lasers and ultraviolet light-based therapies.
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
As of December 31, 2025, we had 354 full-time employees. In order to effectively execute our growth strategy, we may need to identify, recruit, retain, incentivize, and integrate additional employees in order to expand our ability to:
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
We have entered into a strategic collaboration and licensing agreement for topical roflumilast in Greater China and Southeast Asia with Huadong, and a strategic collaboration and licensing agreement for topical roflumilast in Japan with Sato. In the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves, as compared to entering into collaboration arrangements. To the extent that we decide to enter into future collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement, and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. Our current and future collaborations may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
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
Furthermore, there can be no assurance that any collaboration or other strategic transaction will achieve the expected synergies. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities; dependence upon the performance and discretion of counterparties that we do not control and that may underperform or fail; disruption of our business; diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs; and higher-than-expected collaboration costs.
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
We depend on our information technology systems, and any failure of these systems, including due to the use of artificial intelligence (AI), or those of our CROs or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations, financial condition, and prospects.
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

Our information technology systems and infrastructure, and those of our current and any future service providers, strategic partners, and other collaborators, contractors, and consultants, are vulnerable to attack, damage, and interruption from computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber-attacks or cyber intrusions over the Internet, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. While our controls and procedures help enable us to protect from or respond to cybersecurity threats, there can be no assurance that these controls and procedures will be adequate to protect us from any cyber incident. The threats are always evolving, will become more advanced with the use of AI, and may become increasingly difficult or impossible to detect and prevent. In the future, our existing controls and procedures may become inadequate and may require significant additional resources to enhance systems and controls or to investigate and remediate any security vulnerabilities.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Bad actors use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, Confidential Information, and intellectual property. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation, and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our third-party service providers', strategic partners', contractors', consultants', CROs' and collaborators' cybersecurity risk management program and processes, including policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems, networks, and Confidential Information. Additionally, if we, our third-party vendors or partners experience an actual or perceived breach or data privacy or security incident, we may lose valuable intellectual property and Confidential Information, and our reputation and the public perception of the effectiveness of our security measures could be harmed.

We and certain of our service providers are from time to time subject to cyber-attacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, Washington State enacted the “My Health My Data Act,” which broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including the right to request deletion of their information. Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed similar laws regulating consumer health data, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws.

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
We are exposed to the risk that our commercial partners, as well as our employees and independent contractors, including principal investigators, consultants, suppliers, service providers, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar foreign regulatory authorities, including those laws that require the reporting of true, complete, and accurate information to such foreign regulatory authorities; manufacturing standards; U.S. federal and state health care fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete, and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. health care programs, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
In addition, to manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, we are securing alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If either we or our manufacturers are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of any future product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved, or impact the costs of procuring sufficient demand of materials or costs of manufacturing the product. Additionally, the imposition of tariffs and other orders or restrictions impacting trade could adversely impact our business, including by increasing or otherwise impacting the costs and expenses we incur in connection with our operations and supply chain.
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
Due to legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our and our licensor’s ability to obtain, maintain, and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under our existing patents or any patents we might obtain or license may not cover ZORYVE or our product candidates or may not provide us with sufficient protection for ZORYVE or our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. For example, even if patent protection for our product candidates is successfully obtained, we may face competition from generic or biosimilar medications once the patent has expired. Manufacturers of generic or biosimilar drugs may also challenge the scope, validity, or enforceability of the patents to which we have rights in court or before a patent office, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively. On February 14, 2024, we received a Paragraph IV Notice Letter advising that Padagis Israel Pharmaceuticals Ltd. (Padagis) had submitted an ANDA to the FDA seeking authorization to manufacture, use, sell, and import a generic version of ZORYVE cream 0.3%. On July 16, 2024 and September 12, 2024, we received additional Paragraph IV Notice Letters from Padagis. Padagis' Paragraph IV certifications stated that our patents listed in the FDA's Orange Book will not be infringed by Padagis’ proposed product, are invalid and/or are unenforceable. We filed suit against Padagis in the U.S. District Court for the District of Delaware on March 27, 2024, for infringement of certain of our patents and amended our complaint on July 19, 2024, to add additional patents to our infringement allegations. On August 2, 2024, Padagis responded to the first amended complaint, denying infringement and asserting counterclaims seeking a declaratory judgment that the asserted patents are not infringed, invalid, and/or unenforceable. The complaint triggered the automatic 30-month stay of FDA approval of the ANDA, expiring on August 14, 2026. In March 2025, Arcutis agreed to file a joint stipulation to stay the ongoing patent litigation with Padagis at the request of Padagis. On April 3, 2025, the court stayed the case and cancelled all case deadlines, including the trial. The 30-month stay of FDA approval will be extended for each day the stay in the case is in place, starting March 24, 2025, until the stay in the case is lifted. We plan to vigorously defend our extensive intellectual property rights in ZORYVE cream 0.3%.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords are limited. In addition to potentially being open to competition from generic versions without patent protection for ZORYVE or our product candidates, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Our issued U.S. patents relating to ZORYVE are currently projected to expire in mid-2037, our method of treatment patent specifically for roflumilast foam in the treatment of seborrheic dermatitis is currently projected to expire in 2041, and our patent related to ZORYVE foam is currently projected to expire in 2042. Additionally, an issued U.S. patent related to the composition of matter in ARQ-234 is currently projected to expire on July 14, 2038, unless any PTE is granted. Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties and intellectual property protection agreements with certain employees, consultants, and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers, and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, ARQ-234, or any other product candidates.
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. There can be no assurance that our exploitation of ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, or ARQ-234 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, or ARQ-234. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale, or use of ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, ZORYVE foam, or ARQ-234.
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
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office (USPTO), to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. For example, Teva Pharmaceutical Industries Ltd. filed Oppositions with the European

Patent Office against two of our European patents, European Patent Nos. EP 3634380 B1 and EP 3684334 B1, on September 20, 2024 and August 13, 2024, respectively. After Oral Proceedings for each of the respective patents, the EPO panel found in favor of Arcutis and maintained both patents. Both decisions are subject to potential appeals by Teva. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
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
The validity, scope, and enforceability of any patents listed in the Orange Book that cover ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE Cream 0.05%, or ZORYVE foam can be challenged by competitors.
One or more third parties may challenge the patents covering ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE foam, or ZORYVE cream 0.05%, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third-party files an ANDA for a generic drug bioequivalent to ZORYVE cream 0.3%, ZORYVE cream 0.15%, ZORYVE cream 0.05%, or ZORYVE foam, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months from the date of receipt of the notice or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA Approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with ZORYVE or our product candidates.

On February 14, 2024, we received a Paragraph IV Notice Letter advising that Padagis had submitted an ANDA to the FDA seeking authorization to manufacture, use, sell, and import a generic version of ZORYVE 0.3% cream. On July 16, 2024, and September 12, 2024, we received additional Paragraph IV Notice Letters from Padagis. Padagis' Paragraph IV certifications stated that our patents listed in the Orange Book will not be infringed by Padagis’ proposed product, are invalid, and/or are unenforceable. We filed suit against Padagis in the U.S. District Court for the District of Delaware on March 27, 2024, for infringement of certain of our patents and amended our complaint on July 19, 2024, to add additional patents to our infringement allegations. On August 2, 2024, Padagis responded to the first amended complaint, denying infringement and asserting counterclaims seeking a declaratory judgment that the asserted patents are not infringed, invalid, and/or unenforceable. The complaint triggered the automatic 30-month stay of FDA approval of the ANDA, expiring on August 14, 2026. In March 2025,

Arcutis agreed to file a joint stipulation to stay the ongoing patent litigation with Padagis at the request of Padagis. On April 3, 2025, the court stayed the case and cancelled all case deadlines, including the trial. The 30-month stay of FDA approval will be extended for each day the stay in the case is in place, starting March 24, 2025, until the stay in the case is lifted. We plan to vigorously defend our extensive intellectual property rights in ZORYVE 0.3% cream as appropriate.
If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term of ZORYVE or our product candidates, our business may be materially harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, ZORYVE, other product candidates, and our target indications. Our issued U.S. patents, with claims encompassing ZORYVE, directed to roflumilast formulations with reduced crystal growth and beneficial pharmacokinetic parameters and methods of treatment with a topical roflumilast formulation with an extended half-life and that decrease gastrointestinal side effects relative to oral roflumilast formulations are currently projected to expire in mid-2037. We also have a method of treatment patent specifically for roflumilast foam in the treatment of seborrheic dermatitis which is projected to expire 2041. We also have a composition patent that covers ZORYVE foam which is projected to expire in 2042. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
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
Filing, prosecuting, and defending patents on ZORYVE and product candidates, including all of the licensed rights under our exclusive supply and license agreements with AstraZeneca, in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries, including China and certain other developing countries, do not protect intellectual property rights, particularly those relating to biotechnology, to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
We have licensed or acquired certain intellectual property rights covering ZORYVE from AstraZeneca. We are heavily dependent on our agreements with such third parties for ZORYVE. If, for any reason, one or more of our agreements with such third parties is terminated or we otherwise lose those rights, it could harm our business. Our license and other agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any such material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.
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
Any regulatory approvals or other marketing authorizations we have or will obtain, including for ZORYVE or our product candidates that obtain approval in the future, may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our products and product candidates, such as ZORYVE, and ARQ-234, which could include requirements for a medication guide, physician communication plans, or additional elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for ZORYVE, and if approved, our other product candidates, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with ZORYVE or our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. presidential administration has issued certain policies and executive orders directed toward reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a government shutdown occurs, or if funding shortages, staffing limitations, or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We may be subject to health care laws and regulations relating to our business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.
Our business operations and current and future arrangements with investigators, health care professionals, consultants, third-party payers, customers, and patients may expose us to broadly applicable fraud and abuse and other health care laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any products for which we obtain marketing approval. Such laws include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.
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

•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, health care benefits, items, or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows, or should know, it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales, and marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payers, including private insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to health care providers and other potential referral sources; and state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures and pricing information.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our consulting arrangements with and/or ownership interests by physicians and other health care providers, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable health care laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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
Recently enacted and future legislation and regulation may increase the difficulty and cost for us to commercialize ZORYVE and to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative, regulatory, and executive changes and proposed changes regarding the health care system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell ZORYVE or any product candidates for which we obtain marketing approval.
For example, the ACA was enacted in the United States in 2010. The ACA substantially changed the way health care is financed by both governmental and private insurers and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to ZORYVE and our potential product candidates are the following:
•an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•an extension of rebate liability from fee-for-service Medicaid utilization to include utilization by Medicaid managed care organizations;
•expansion of the entities eligible for discounts under the Public Health Service 340B drug pricing program; and
•an independent payment advisory board that will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Most significantly, the Inflation Reduction Act (IRA) was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2025); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and for the subsequent 15 drugs, which will first be effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and will continue to issue guidance implementing the IRA, although the program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry is likely to be significant, the impact on us cannot be fully determined.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10% discount on Part D drugs in the initial coverage phase and a 20% discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The IRA allows the 10 and 20% discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed not eligible for the phase-in. We continue to evaluate the potential impact of this status on our future revenues.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our ability to grow sales of ZORYVE or any other product candidate that we commercialize in the Medicaid market.

The current administration is pursuing a twofold strategy to reduce drug costs in the United States. While it is unclear whether and how current proposals will be implemented, the current administration's policies are likely to have a negative impact on the pharmaceutical industry and may have a negative impact on revenues for our products and affect our ability to invest in the clinical development of new products. On the one hand, the current administration is threatening to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful or not implemented could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing have long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Individual states in the United States have also enacted legislation and implementing regulations designed to control pharmaceutical product pricing, and additional states may do so. Such measures include price or patient reimbursement constraints, mandatory discounts, reduced formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, and at least one state is attempting to impose price limits through such a board. Other states are also seeking to implement general, across-the-board price caps for pharmaceuticals, are seeking to regulate drug distribution, or are pursuing pathways to import drugs from Canada. While we cannot predict with certainty the impact any federal or state health reform measures will have on us, such changes could impose new or more stringent regulatory requirements on our activities, affect the prices we may obtain, increase our discount and rebate liability, or result in reduced reimbursement for ZORYVE or our product candidates, if approved, any of which could adversely affect our business, results of operations, and financial condition.
In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products to purchase and which suppliers will be included in their prescription drug and other health care programs.
We expect that other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business.
If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and financial condition.
We participate in the Medicaid Drug Rebate Program (MDRP), and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, a manufacturer must enroll in the MDRP. Under this program, the manufacturer must pay a rebate to state Medicaid programs for each unit of a covered outpatient drug dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that the manufacturer must report on a monthly and quarterly basis to CMS. For the MDRP, this data includes the average manufacturer price (AMP) for each drug and, in the case of an innovator product, the best price (BP). If a manufacturer becomes aware that its MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after the data originally was due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for its covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against a manufacturer under the Federal False Claims Act and other laws and regulations.
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
Individual states continue to consider and have enacted legislation to limit the growth of health care costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we may be required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate a manufacturer’s Medicaid rebate agreement, no federal payments would be available under Medicaid or Medicare for its covered outpatient drugs. There can be no assurance that submissions we make will not be found to be incomplete or incorrect.
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
The FDA and other foreign regulatory authorities strictly regulate the marketing of and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other foreign regulatory authorities consistent with the product’s approved labeling. Any regulatory approval that the FDA or a foreign regulatory authority grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective. For example, the FDA-approved label for ZORYVE cream 0.3% is limited to the topical treatment of plaque psoriasis, including intertriginous areas, in patients 6 years of age and older; the label for ZORYVE cream 0.15% is limited to the topical treatment of atopic dermatitis in patients 6 years of age and older; the label for ZORYVE cream 0.05% is limited to the topical treatment of mild-to-moderate atopic dermatitis in pediatric patients 2 to 5 years of age; and the label for ZORYVE foam 0.3% is limited to the treatment of seborrheic dermatitis in adult and pediatric patients 9 years of age and older and the treatment of plaque psoriasis of the scalp and body in adult and pediatric patients 12 years of age and older. We are not permitted to promote these products for any other uses, unless and until such uses are approved.
In addition, although we believe ZORYVE and our product candidates may exhibit a lower risk of side effects or more favorable tolerability profile or better symptomatic improvement than other products for the indications we are studying, without head-to-head data, we will be unable to make comparative claims for ZORYVE or our product candidates, if approved. If we are found to have promoted ZORYVE or any of our product candidates, if approved, for off-label uses, we may become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our brand and reputation could be damaged. The FDA has also previously requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use or in a manner inconsistent with approved labeling, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use or promotion inconsistent with the label, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government health care programs and the curtailment or restructuring of our operations.
We cannot promote to or incentivize a physician on the use of ZORYVE outside of our approved indications. However, we cannot prevent a physician from using ZORYVE or our product candidates in ways that fall outside the scope of the approved indications, as he or she may deem appropriate in his or her independent medical judgment. Physicians and patients may also misuse ZORYVE or our product candidates or use improper techniques, which may lead to adverse results, side effects or injury and, potentially, subsequent product liability claims. Furthermore, the use of ZORYVE or our product candidates for indications other than those approved by the FDA and/or other regulatory authorities may not effectively treat such conditions, which could harm our brand and reputation among both physicians and patients.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once registered, such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
As a result, our NOL carryforwards generated in tax years beginning before January 1, 2018, may expire prior to being used, and the deductibility of certain of our NOL carryforwards generated in tax years beginning after December 31, 2017, will be subject to a limitation based upon the timing of ownership changes and the year of generation of the NOLs. In addition, we believe that we have had ownership changes in the past and may have additional ownership changes in the future. These ownership changes could limit our ability to use all of our NOL carryforwards, credit carryforwards, or other tax attributes. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards or other tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted Senate Bill 167 (SB 167), which, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. While SB 167 did not have a material impact on us in 2025, it is possible that it may in future years.
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
•our execution of collaboration, promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

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
•developments with respect to our intellectual property rights and in general;
•our commencement of, or involvement in, actual or threatened litigation or other legal disputes, including intellectual property and other matters;
•FDA or foreign regulatory actions affecting us or our industry;
•changes in the structure of health care payment systems;
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
Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing, and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Todd Franklin Watanabe; our Chief Financial Officer, Latha Vairavan; our Chief Technical Officer, Bethany Dudek; our Chief Medical Officer, Patrick Burnett, M.D., Ph.D; and our Chief Commercial Officer, L. Todd Edwards. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products, or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. The current administration and Congress may propose various U.S. federal tax law changes, which, if enacted, could have a material impact on our business, cash flows, financial condition, or results of operations. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. For example, on July 4, 2025, the One Big Beautiful Bill Act was signed into law, which makes a number of changes to U.S. federal income tax law. The bill includes an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phasedown of Medicaid provider taxes and state-directed payments. Such reductions in Medicaid spending could result in lower revenue for life science companies. We are continuing to analyze the potential impact of the bill on our operations, business, and financial performance.
In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the United States will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. While we continue to monitor the implementation of the Framework and its potential impact, we currently do not expect the Framework to have a material impact on us.
We could be subject to additional tax liabilities
We are subject to U.S. federal, state, local, and foreign income taxes in the United States, withholding taxes and transaction taxes in foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional income, sales, and value-added or other taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
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
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
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
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors;
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information, as well as risks of data leakage and unauthorized access to sensitive information; and
•ongoing review of the controls framework to support the security of emerging technologies, including AI and generative AI (GenAI), ensuring alignment with evolving risks and regulatory expectations.
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
See Part I, Item 1A. Risk Factors: “We depend on our information technology systems, and any failure of these systems or those of our CROs or other contractors or consultants that we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations, financial condition, and prospects.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. Our Audit Committee Chair, Sue-Jean Lin, has expertise in both cybersecurity risk management and AI.

The Audit Committee receives quarterly reports from our Chief Digital & Technology Officer and internal security staff on developments in our information technology (IT) infrastructure and cybersecurity program. This includes updates, as appropriate, on key IT initiatives, new and existing cybersecurity risks, and how management is managing those risks. In addition, the Chief Digital & Technology Officer updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant per our established severity and response framework.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program and an annual report from management on our cybersecurity risks.
Our cybersecurity technology team, led by the Vice President, Core Technology & Security (VP CT&S), is responsible for managing and directing day-to-day assessment and management of material risks from cybersecurity threats, including oversight of our cybersecurity tools, controls, and strategies to protect organizational assets, networks, and data. The VP CT&S, who reports to our Chief Digital and Technology Officer, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. He is an ISACA certified security manager and has over 20 years of experience in IT, with over 10 years specifically focused on cybersecurity risk management.
Our VP CT&S takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. PROPERTIES
Our corporate headquarters is located in Westlake Village, California, where we lease 22,643 square feet of office space.
Item 3. LEGAL PROCEEDINGS
Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of Delaware on March 27, 2024, based on the submission to the FDA of an ANDA seeking approval to market and sell a generic version of Arcutis’ ZORYVE® 0.3% cream for the treatment of plaque psoriasis. The Company asserts infringement of the following eleven patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE® 0.3% cream: 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796; 11,819,496; 11,992,480; 12,005,051; 12,005,052; 12,011,437; and 12,016,848 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to be infringed.
In March 2025, Arcutis agreed to file a joint stipulation to stay the ongoing patent litigation with Padagis at the request of Padagis. On April 3, 2025, the court stayed the case and cancelled all case deadlines, including the trial. The automatic 30-month stay of FDA approval of Padagis’s ANDA seeking approval for Arcutis’s ZORYVE® 0.3% cream was set to expire on August 14, 2026. The 30-month stay will be extended for each day the stay is in place, starting March 24, 2025, until the stay is lifted.
Teva Pharmaceutical Industries Ltd. filed oppositions with the EPO against two of our European patents in the third quarter of 2024. After oral proceedings for each of the respective patents, the EPO panel found in favor of Arcutis and maintained both patents.
We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a defendant in any material litigation or other material legal proceedings.
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
Holders
As of February 20, 2026, there were approximately 56 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Stock Performance Graph
The graph below compares the cumulative total return on an indexed basis of a $100 investment made at the beginning of the five-year period ended December 31, 2025, in the Company's common stock, the Nasdaq Composite Index (^IXIC), and the Nasdaq Biotechnology Index (^NBI). The cumulative total return reflects market prices at the end of each year and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered indicative of future stock price performance. This graph shall not be deemed “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Cumulative Total Return of a $100 Investment
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Arcutis Biotherapeutics Inc. (ARQT)
Nasdaq Composite (^IXIC)
Nasdaq Biotechnology (^NBI)

Cumulative Total Return Comparison

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Arcutis Biotherapeutics, Inc.	$100.00	$73.73	$52.61	$11.48	$49.52	$103.23
Nasdaq Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Nasdaq Biotechnology Index	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92
Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans, objectives, expectations, projections and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
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
We launched our lead product, ZORYVE cream 0.3%, in August 2022 after obtaining our initial FDA approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g. groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily topical treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. In November 2025, our supplemental New Drug Application (sNDA) was accepted for filing by the FDA to potentially expand the indication of ZORYVE cream 0.3% for the treatment of plaque psoriasis in children down to the age of 2, with a Prescription Drug User Fee Act (PDUFA) target action date set for June 29, 2026. In June 2023, we had our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years or age or older. In February 2026, Health Canada accepted our Supplement to a New Drug Submission (SNDS) for ZORYVE cream 0.3% for individuals down to 2 years old.
In December 2023, we received FDA approval for ZORYVE foam 0.3% for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, was the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in January 2024 and became commercially available in Canada in December 2024 following approval by Health Canada. We received FDA approval for ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents ages 12 and older in May 2025, followed by commercial launch in the United States in June 2025. ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents ages 12 and older was also approved by Health Canada in October 2025, followed by commercial launch in November 2025.
We also received FDA approval for, and commercially launched, ZORYVE cream 0.15% in July 2024 for the topical treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years of age and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labelling. ZORYVE cream 0.15% was also approved by Health Canada in March 2025 and commercially launched in April 2025. We also received FDA approval for, and commercially launched, ZORYVE cream 0.05% for the topical treatment of mild to moderate atopic dermatitis in children 2 to 5 years of age in October 2025. ZORYVE cream 0.15% and ZORYVE cream 0.05% are once-daily, steroid-free creams that provide rapid disease clearance and significant reduction in itch, and have been specifically developed to be treatment options for long-term disease control. In February 2026, we announced positive topline data for INTEGUMENT-INFANT, a Phase 2 study to evaluate the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years with atopic dermatitis. We intend to submit an sNDA to the FDA in the second quarter of 2026 based on the results of this trial to potentially expand the indication for ZORYVE cream 0.05% for the treatment of infants with atopic dermatitis down to the age of 3 months.
In July 2024, we entered into a promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa will receive a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024. Effective January 23, 2026, we mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotions of ZORYVE and we will not be required to make any further payments to Kowa.

In August 2023, we entered into a strategic collaboration and licensing agreement (the Huadong Agreement) for topical roflumilast in Greater China and Southeast Asia with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong). a wholly owned subsidiary of Huadong Medicine Co., Ltd. In February 2024, we entered into a a strategic collaboration and licensing agreement (the Sato Agreement) for topical roflumilast in Japan with Sato Pharmaceutical Co., Ltd.(Sato).
In September 2022, we acquired Ducentis BioTherapeutics LTD (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 Receptor (CD200R). We plan to develop ARQ-234 in atopic dermatitis, where we believe it could be a highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. We submitted an Investigational New Drug application (IND) to the FDA in July 2025, and anticipate commencing a Phase 1 study of ARQ-234 in the first quarter of 2026.
In July 2018, we executed a licensing agreement with AstraZeneca AB (AstraZeneca) for exclusive worldwide rights to roflumilast as a topical product in humans solely for dermatological indications. Moreover, we have our own intellectual property portfolio around topical uses of roflumilast, with issued and pending formulation, pharmacokinetic, and method-of-use patents in the United States and other jurisdictions from several distinct patent families, which provides us with exclusivity in the United States for our product cream formulation through 2037 and foam formulation through 2042.
We have incurred annual net losses in each year since inception, including net losses of $16.1 million, $140.0 million and $262.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,138.1 million and cash, cash equivalents, restricted cash and marketable securities of $221.3 million. As of December 31, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash in October 2024, with the right to re-draw that principal for a defined period.
The extent of any net income or losses for future periods is uncertain and we may continue to incur net losses in future periods. We expect to continue to incur significant expenses as we commercialize ZORYVE, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions and commercialization. We expect to incur commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spend on ARQ-234 and ZORYVE label expansions. While we do not anticipate the need to obtain funds through financings or other sources to support our current planned operations, if our available cash and marketable securities balances and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as future potential collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition.

Components of Our Results of Operations
Revenue
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA-approved product, we began to recognize revenue from product sales, net of deductions. Below are the time periods that we began to recognize product revenue, net of deductions, related to the launches of each of our products and indications:

Product/Indication	Concentration	Region	Age	2022	2023	2024	2025
Zoryve cream for Plaque Psoriasis	0.3%	United States	> 12 yrs	August
	0.3%	Canada	> 12 yrs		June
	0.3%	United States	6-11 yrs		October
Zoryve foam for Seborrheic Dermatitis	0.3%	United States	> 9 yrs			January
	0.3%	Canada	> 9 yrs			December
Zoryve cream for Atopic Dermatitis	0.15%	United States	> 6 yrs			July
	0.15%	Canada	> 6 yrs				April
	0.05%	United States	2-5 yrs				October
Zoryve foam for Scalp & Body Psoriasis	0.3%	United States	> 12 yrs				June
	0.3%	Canada	> 12 yrs				November
Other Revenue
Other revenue recognized to date is derived primarily from upfront license fees and milestone payments received pursuant to the Sato Agreement and Huadong Agreement. We expect that any other revenue we generate pursuant to these agreements will fluctuate from period to period as a result of the timing of potential milestone achievement and any potential regulatory approvals within the respective Sato Territory and Huadong Territory.
Operating Expenses
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Prior to the date on which the initial regulatory approval was received for each product, costs of inventory production were recorded as research and development expense. As of December 31, 2025 and December 31, 2024, the value of this expensed inventory, mostly at the raw materials stage, was approximately $2.6 million and $5.5 million, respectively. Subsequent to initial regulatory approval, costs of production are capitalized into inventory, and as that inventory is sold and revenue is recognized, the cost of the inventory is recognized in cost of sales.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and medical affairs activities related to ZORYVE. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, nonclinical testing and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation and travel, for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs on a program specific basis, such as the topical roflumilast program. Our internal costs are primarily related to personnel or professional services and apply across programs, and thus are not allocable on a program specific basis.

We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the development of ARQ-234 for atopic dermatitis and for ZORYVE label expansions and life cycle management.
We have entered, and may continue to enter, into in-license agreements to access and utilize certain molecules for the treatment of dermatological diseases and disorders. We evaluate if the in-license agreement is an acquisition of an asset or a business. To date, none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments, as well as any milestone payments made before regulatory approval, are immediately recognized as research and development expense, provided there is no alternative future use of the rights in other research and development projects.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of ZORYVE cream and ZORYVE foam, ARQ-234, or any other product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, for sales, commercial operations, human resources, information technology, and finance employees. Other selling, general and administrative expenses include costs related to sales and marketing of ZORYVE; commission paid to Kowa under our promotion agreement; professional services costs for patent protection, accounting, auditing, tax, and general legal services; other outside services and consulting costs; information technology; and other overhead.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense is related to interest incurred on our debt.
Provision for Income Taxes
Provision for income taxes is primarily related to foreign income tax expense, foreign withholding taxes incurred in relation payments received pursuant to our in-license agreements and state income tax expense related to jurisdictions with minimum taxes or taxes based on revenue.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
Product Revenue, Net

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$120,995	$85,082	$35,913	42%
ZORYVE foam	181,892	71,539	110,353	154%
ZORYVE cream 0.15%	68,274	9,921	58,353	588%
ZORYVE cream 0.05%	911	—	911	*
Total product revenue, net	$372,072	$166,542	$205,530	123%
____________
*Not applicable
Product revenue, net, for ZORYVE cream 0.3% increased by $35.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by greater patient demand in the United States and Canada.
Product revenue, net, for ZORYVE foam increased by $110.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by greater patient demand for seborrheic dermatitis in the United States, the commercial launch of ZORYVE foam for plaque psoriasis of the scalp and body in the United States in June 2025, as well as the commercial launch of ZORYVE foam for seborrheic dermatitis in Canada in December 2024.
Product revenue, net, for ZORYVE cream 0.15% increased by $58.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by its commercial launch in the United States in July 2024.
Product revenue, net, for ZORYVE cream 0.05% increased by $0.9 million for the year ended December 31, 2025 due to its commercial launch in the United States in October 2025.
Other Revenue
Other revenue in the year ended December 31, 2025 is a result of milestone payments earned and received in connection with the Huadong License and Collaboration Agreement of $4.0 million. Other revenue for the year ended December 31, 2024 is a result of license revenues received in connection with the Sato License Agreement of $25.0 million and the Huadong License and Collaboration Agreement of $5.0 million. See Note 7 to the consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $17.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, and was due to the increase in cost of products sold consistent with the growth in ZORYVE cream and foam product revenue and related increase in royalty expense, coupled by a $2.7 million increase in amortization expense recorded in connection with the AstraZeneca milestones achieved in the first quarter of 2025.

Research and Development Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Direct external costs:
Topical roflumilast program	$10,938	$5,210	$5,728	110%
Topical JAK inhibitor program	741	2,945	(2,204)	(75)%
Other early stage programs	6,372	11,477	(5,105)	(44)%
Indirect costs:
Compensation and personnel-related	39,779	39,216	563	1%
Other	19,221	17,572	1,649	9%
Total research and development expense	$77,051	$76,420	$631	1%

Research and development expenses increased slightly by $0.6 million, or 1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in the topical roflumilast direct program costs was primarily due to expenses related to the Phase 2 study of ZORYVE cream 0.05% for the treatment of atopic dermatitis in infants and the 2024 comparative period included reductions in expense as a result of the close-out of certain clinical studies. The decrease in the topical JAK inhibitor direct program costs resulted from the completion of a Phase 1b study in our ARQ-255 program for the treatment of alopecia areata. Lower direct costs associated with our other early stage programs was primarily due to a reduction in ARQ-234 preclinical costs and clinical manufacturing in 2025, as compared to 2024, ahead of the anticipated initiation of our Phase 1 study of ARQ-234 in the first quarter of 2026.
We expect research and development expenses to increase in 2026, primarily due to our clinical development program for ARQ-234, as well as the development costs associated with ZORYVE label expansions and life cycle management efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $45.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase in sales and marketing expenses of $30.8 million and an increase in compensation and personnel related expenses of $13.3 million. These increases were primarily due to our continued commercialization efforts for ZORYVE.
We expect our selling, general and administrative expenses to increase in future periods as we continue to commercialize ZORYVE and potentially other product candidates, as well as support our operations.
Interest Income
Interest income decreased by $7.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower cash, cash equivalents, and marketable securities balances, coupled with the impact of lower investment yields resulting from reductions in market interest rates.
Interest Expense
Interest expense decreased by $15.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to a lower outstanding principal balance on our long-term debt driven by our $100.0 million principal paydown in October 2024, coupled with the impact of lower interest rates. See Note 9 to the consolidated financial statements for additional information.
Provision for Income Taxes
Income tax expense continues to not be material, as we remain in a loss position for the year ended December 31, 2025. The income tax expense for the periods presented primarily related to withholding taxes on payments received in connection with the Huadong License and Collaboration Agreement and tax on the income earned in Canada.

Liquidity, Capital Resources and Requirements
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE products. We have incurred annual operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of December 31, 2025 and 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $221.3 million and $228.6 million, respectively, and an accumulated deficit of $1,138.1 million and $1,121.9 million, respectively. We maintain cash balances with financial institutions in excess of insured limits. As of December 31, 2025, we had $100.0 million outstanding under the Loan Agreement. We paid down $100.0 million of principal related to the Loan Agreement using available cash in October 2024, with the right to re-draw that principal for a defined period.
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
Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of December 31, 2025 and 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On December 31, 2025, the rate was 9.79%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.
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
We were in compliance with all covenants under the Loan Agreement as of December 31, 2025.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(5,625)	$(112,158)
Cash provided by (used in) investing activities	(30,253)	28,820
Cash provided by financing activities	6,973	66,202
Effect of exchange rate changes on cash	168	(235)
Net decrease in cash, cash equivalents and restricted cash	$(28,737)	$(17,371)

Net Cash Used in Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $5.6 million, which consisted of a net loss of $16.1 million and a change in net operating assets and liabilities of $34.8 million, partially offset by net non-cash and other charges of $45.3 million. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable of $73.2 million driven by higher sales, coupled with a $7.3 million increase in inventories to support higher unit demand, partially offset by a $50.0 million increase in accrued liabilities driven by higher accrued sales deductions associated with higher sales volume. The net non-cash and other charges were primarily related to stock-based compensation expense of $40.4 million.
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
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $30.3 million, which was comprised primarily of purchases of marketable securities of $247.0 million, coupled with a milestone payment made to AstraZeneca of $10.0 million, partially offset by the proceeds from the maturities of marketable securities of $227.4 million.
During the year ended December 31, 2024, net cash provided by investing activities was $28.8 million, which was comprised primarily of the proceeds from the maturities of marketable securities of $288.8 million, partially offset by purchases of marketable securities of $254.8 million, as well as a milestone payment made to AstraZeneca of $5.0 million.
Net Cash Provided by Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $7.0 million, which was comprised of net proceeds from employee stock award transactions.
During the year ended December 31, 2024, net cash provided by financing activities was $66.2 million, which was comprised primarily of the net cash proceeds received from our 2024 public stock offering of $161.7 million, offset by the 2024 Partial Prepayment of our long-term debt of $100.0 million.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2025:
Facility Operating Lease
We lease a facility in Westlake Village, California under an operating lease that commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space. In August 2025, we entered into a second amendment to extend the term of the lease by five years, extending the lease expiration from August 2028 to July 2033. The total commitment under the operating lease agreement, as amended, is $8.1 million, including $0.8 million for 2026, $0.5 million for the year 2027, $0.9 million for the year 2028, $1.3 million for the year 2029, and $1.3 million for the year 2030. See Note 8 to the consolidated financial statements for additional information.
Long-Term Debt Obligations
As of December 31, 2025, we had $100.0 million outstanding under our Loan Agreement. The undiscounted future payments of principal and interest under the Loan Agreement as of December 31, 2025 is $156.4 million, including $12.9 million for the year 2026, $18.3 million for the year 2027, $11.5 million for the year 2028, and $113.7 million for the year 2029. See Note 9 to the consolidated financial statements for additional information.

In-License Agreements & Ducentis Acquisition
The terms of our in-license agreements and our acquisition of Ducentis require us to pay potential future payments based on product development and commercial success. The amount and timing of such payments are unknown or uncertain. These potential obligations are further described in Note 7 to the consolidated financial statements.
Manufacturing Agreements
In the normal course of business, we enter into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. As of December 31, 2025, firm future purchase commitments that are subject to these agreements with a term of greater than one year, excluding those recognized on the consolidated balance sheets, are $1.7 million in 2026 and $0.9 million in 2027, respectively. These future purchase commitments do not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.
Prepaid and Accrued Research and Development Expenses
We record prepaid expenses and accrued liabilities for estimated research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of our research and development expenses. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid expenses until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense. Our objective is to reflect the appropriate expense in our consolidated financial statements by matching those costs with the period in which the services and efforts are expended. We account for these expenses according to the progress of the trial as measured by underlying activity, such as patient progression, and the timing of various aspects of the trial utilizing financial models taking into consideration discussions with applicable personnel and outside service providers. In this manner, our clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although we expect our estimates to be materially consistent with actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We make significant judgments and estimates in determining the prepaid expense and accrued liabilities balance in each reporting period. As actual costs become known, we adjust the relevant balances. We have not experienced any material differences between our estimates as of December 31, 2025 and 2024 and actual costs incurred.
Product Revenue, Net
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

We sell our product to our customers in the United States and Canada. Our customers subsequently resell the products to pharmacies, health care providers, and patients. In accordance with ASC 606, we recognize net product revenue from sales when the customers obtain control of our products, which typically occurs upon delivery to the Customer. Our payment terms are generally between 30 - 65 days.

Revenue from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other sales deductions. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivables, net if payable to a customer or accrued liabilities if payable to a third-party. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is recognized as product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Distribution Service Fees: We engage with wholesalers and specialty pharmacies to distribute our products to end customers. We pay the wholesalers and certain specialty pharmacies a fee for services such as: data reporting, inventory management, chargeback administration, and service level commitment. We estimate the amount of distribution services fees to be paid to the customers and adjust the transaction price with the amount of such estimate at the time of sale to the customer.

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

Product Returns: We provide customers a credit for all products returned in accordance with our returned goods policy. Once the product is returned, it is destroyed. We do not record a right-of-return asset.

In the early product launch period, we estimated a provision for sales returns based on industry data and adjusted the transaction price for such estimates at the time of sale to the customer. As we continue to collect history for our actual product returns, we have and will continue to refine our returns rate and adjust our accrual if they vary from estimates, which affects product revenue, net in the period of adjustment.

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

Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. We recognize contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Rebates and Discounts: We accrue rebates for contractually agreed-upon discounts with private payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program in the United States. Our estimates for expected utilization of private payer rebates are based on data received from our customers. Our estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Rebates are generally invoiced and paid in arrears. The accrual balance consists invoiced amounts not yet paid as well as an estimate of the amount expected to be incurred but not yet invoiced to us as of the end of the reporting period. If actual rebates vary from estimates, we may need to adjust accruals, which would affect product revenue, net in the period of adjustment.
Accounting for Income Taxes
See Note 11 to our consolidated financial statements for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2025.
Our consolidated effective income tax rate is influenced by enacted tax laws and tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in interpreting each jurisdiction's tax laws and evaluating our tax positions, including those that may be uncertain. We are also required to exercise judgment with respect to the realization of our net deferred tax assets. We evaluate all positive and negative evidence and exercise judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.
We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. We recorded a valuation allowance of $255.5 million as of December 31, 2025 related primarily to net operating loss carryforwards, capitalized research expenses, tax credit carryforwards and accruals/reserves that are not currently deductible for tax purposes.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2025, we had cash and cash equivalents of $42.9 million, restricted cash of $0.3 million and marketable securities of $178.1 million, which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of December 31, 2025, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of December 31, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
The majority of our transactions occur in U.S. dollars, however, we are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we would expand our international operations, our exposure to exchange rate fluctuations may increase. As of December 31, 2025, we had cash balances denominated in Canadian dollars of $8.0 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our consolidated financial statements.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based our assessment on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by an independent registered public accounting firm, as stated in their report included in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management's evaluation during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcutis Biotherapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcutis Biotherapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Los Angeles, California
February 25, 2026

Item 9B. OTHER INFORMATION

On November 18, 2025, Keith Leonard, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential exercise and sale of up to 39,272 options held by Mr. Leonard between February 17, 2026 and February 16, 2027.
On December 13, 2025, Sue-Jean Lin, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential exercise and sale of up to 77,880 options, as well as the potential sale of up to 13,004 shares of Common Stock held by Ms. Lin between February 24, 2026 and February 19, 2027.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Select Market. This policy imposes regular blackout periods during which certain individuals may not transact in our securities and pre-clearance procedures for transactions by certain specified individuals, including, among others, the members of our board of directors and our executive officers. In addition, this policy prohibits certain transactions that we have determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving our equity securities, hedging transactions, and margin accounts and pledging of our securities. We regularly review our insider trading policy with our board of directors and management. A copy of our insider trading policy and procedures is filed as Exhibit 19 to this Annual Report on Form 10-K. Further, the company will not transact in any of its own securities unless in compliance with U.S. securities laws.
The remaining information required by this item is incorporated by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the 2026 Proxy Statement) to be filed with the SEC within 120 days of December 31, 2025.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statement Schedules.
The following financial statements are included herein:
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2†	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
4.3	Description of Arcutis Biotherapeutics’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				*
4.4	Form of Pre-Funded Warrant	8-K	10/23/23	4.1
10.1#	Form of Indemnity Agreement.	S-1	1/6/20	10.1
10.2#	2017 Stock Incentive Plan and forms of award agreements.	S-1	1/6/20	10.2
10.3#	2020 Stock Incentive Plan and forms of award agreements.	S-1/A	1/21/20	10.3
10.4#	2020 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	1/21/20	10.4
10.5#	2022 Employment Inducement Incentive Plan and forms of award agreements.	10-K	2/22/22	10.5
10.6#	Offer Letter, dated January 9, 2020, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.5
10.8†^	License Agreement, dated July 23, 2018, by and between AstraZeneca AB and the Registrant.	S-1	1/6/20	10.12
10.10†^	Collaboration Agreement, dated June 28, 2019, by and between Hawkeye Therapeutics, Inc. and the Registrant.	S-1	1/6/20	10.14
10.13#	Severance & Change in Control Agreement, by and between the Registrant and Todd Franklin Watanabe.	S-1/A	1/21/20	10.17
10.16†^	Supply Agreement, dated November 24, 2020, by and between Registrant and Interquim, S.A.	10-K	2/16/21	10.25
10.17†^	Exclusive Distribution Agreement, dated February 8, 2021, by and between the Registrant and Cardinal Health 105, Inc.	10-Q	5/6/21	10.1
10.18†^	Amendment No. 1, dated October 5, 2022, to the Supply Agreement, dated November 24, 2020, by and among the Registrant and Interquim, S.A.	10-Q	11/8/22	10.2
10.19†	Supply and Manufacturing Agreement, dated September 15, 2021, between DPT Laboratories, Ltd. and the Registrant.	10-Q	11/4/21	10.1
10.20	Offer Letter, dated December 13, 2021, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.31
10.21	Severance & Change in Control Agreement, by and between the Registrant and Mas Matsuda.	10-K	2/22/22	10.32
10.22†	Share Purchase Agreement, dated September 7, 2022, by and among the Registrant, Ducentis Biotherapeutics LTD and the certain stockholders of Ducentis Biotherapeutics LTD.	10-Q	11/8/22	10.1
10.23^	Amended and Restated Loan and Security Agreement, dated January 10, 2023, by and among the Registrant, SLR Investment Corp. and the lenders party thereto.	10-K	2/28/23	10.35
10.24	First Amendment to Amended and Restated Loan and Security Agreement dated November 1, 2023, by and among the Registrant, SLR Investment Corp., and the lenders party thereto.	10-Q	11/3/23	10.2

10.25	Non-Employee Director Compensation Program	10-K	2/28/23	10.36
10.26	Form of Non-Employee Director RSU Deferral Election	10-K	2/28/23	10.37
10.27	License Agreement, dated August 10, 2023, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.	10-Q	11/3/23	10.1
10.32	Employment Agreement, dated September 16, 2023, by and between Todd Edwards and the Registrant	8-K	9/27/23	10.1
10.33	Severance and Change in Control Agreement, dated September 16, 2023, by and between Todd Edwards and the Registrant	8-K	9/27/23	10.2
10.34	Amended and Restated Sales Agreement, dated January 31, 2024, by and between the Registrant and Cowen and Company, LLC	S-3	1/31/24	1.2
10.38†	License Agreement, dated February 27, 2024, by and between the Registrant and Sato Pharmaceutical Co., Ltd.	10-Q	5/14/24	10.3
10.39	First Amendment to the License Agreement, dated February 18, 2024, by and between the Registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd.	10-Q	5/14/24	10.4
10.4^	Second Amendment to Amended and Restated Loan and Security Agreement, dated August 9, 2024, by and among the Registrant, Arcutis Canada, Inc., SLR Investment Corp., and the lenders party thereto.	10-Q	8/14/24	10.1
10.41^	Manufacturing Supply Agreement, dated November 8, 2023, by and between the Registrant and Bora Pharmaceuticals Services Inc.	10-Q	8/6/25	10.1
10.42^	Amendment No. 1 to the Manufacturing Supply Agreement, dated March 22, 2024, by and between the Registrant and Bora Pharmaceuticals Services Inc.	10-Q	8/6/25	10.2
10.43^	Amendment No. 2 to the Manufacturing Supply Agreement, dated as of May 14, 2025, by and between the Registrant and Bora Pharmaceuticals Services Inc.	10-Q	8/6/25	10.3
10.44	Severance & Change in Control Agreement, dated April 10, 2025, by and between the Registrant and Latha Vairavan.	8-K	4/10/25	10.1
10.45	Amended and Restated Non-Employee Director Compensation Program.	8-K	6/17/25	10.1
10.46	Transition and Consulting Agreement, dated December 3, 2025, by and between the Company and Bhaskar Chaudhuri.	8-K	12/8/25	10.1
10.47	Offer Letter, dated July 7, 2020, by and between the Registrant and Patrick Burnett.	8-K	7/29/20	10.1
10.48	Severance & Change in Control Agreement, dated July 28, 2020, by and between the Registrant and Patrick Burnett.	8-K	7/29/20	10.2
10.49	Offer Letter, dated February 4, 2020, by and between the Registrant and Latha Vairavan.				*
19	Insider Trading Policy and Procedures.	10-K	2/27/24	19
21.1	List of Subsidiaries of the Company.				*

23.1	Consent of Independent Registered Public Accounting Firm.				*
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).				*
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
*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
97.1	Arcutis Biotherapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/27/24	97.1
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				*
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
Item 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcutis Biotherapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcutis Biotherapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sales deductions
Description of the Matter
As of December 31, 2025, the Company recorded accrued sales deductions of $78.3 million. As described in Note 2 to the consolidated financial statements, revenues from product sales are recognized net of variable consideration for invoice discounts for prompt payment and distribution service fees, government and private payer rebates, chargebacks, discounts and fees, product returns and costs of co-pay assistance programs, which are collectively recorded at the time of sale. Reserves are established for the estimates of variable considerations.

Auditing the accrued liabilities related to private payer rebates required significant judgment. The accrued sales deductions related to private payer rebates are based on data received from its customers, current contractual arrangements, specific known market events and trends, external historical data, and forecasted customer buying patterns and patient utilization. Auditing the Company’s accounting for accrued sales deductions related to co-pay assistance programs requires a higher degree of judgment to evaluate the relevance and reliability of audit evidence. The accrued sales deductions related to co-pay assistance programs are estimated based on historical program payments and utilization.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the accrued sales deduction processes. This included testing controls over management’s review of significant assumptions and inputs used in the estimate of sales deductions, including actual sales, contractual terms, historical experience, and distributor inventory levels.

To test the adequacy of the Company’s accrued sales deductions for private payer rebates and co-pay assistance we obtained management’s calculations for the estimates and performed the following procedures, among others. For accrued private payer rebates, we tested management’s estimation process by developing an independent expectation of the estimated accrual balance based upon actual historical payment data. We agreed terms and conditions for a sample of contracts to the executed agreement and tested a sample of payments made throughout the year. For accrued co-pay assistance programs, we assessed the company’s assumptions of distributor inventory quantities by agreeing the quantities to third party reports. We also assessed the historical share and payment rate assumptions by testing a sample of the historical payments and program utilization.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Los Angeles, California
February 25, 2026

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$42,907	$71,335
Restricted cash	308	617
Marketable securities	178,075	156,620
Trade receivables, net	146,229	73,066
Inventory	22,634	14,526
Prepaid expenses and other current assets	21,079	19,656
Total current assets	411,232	335,820
Property, plant, and equipment, net	1,043	1,041
Intangible assets, net	14,812	9,479
Operating lease right-of-use asset	4,467	1,953
Other assets	1,419	596
Total assets	$432,973	$348,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,528	$14,220
Current portion of long-term debt, net	1,000	—
Accrued and other current liabilities	116,310	66,793
Total current liabilities	129,838	81,013
Operating lease liability, long-term	5,266	2,562
Long-term debt, net	107,959	107,203
Other long-term liabilities	431	570
Total liabilities	243,494	191,348
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 123,332,672 and 117,848,033 shares issued and outstanding at December 31, 2025 and 2024, respectively	12	12
Additional paid-in capital	1,327,595	1,279,479
Accumulated other comprehensive loss	(44)	(7)
Accumulated deficit	(1,138,084)	(1,121,943)
Total stockholders’ equity	189,479	157,541
Total liabilities and stockholders’ equity	$432,973	$348,889
See accompanying notes to the consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product revenue, net	$372,072	$166,542	$29,186
Other revenue	4,000	30,000	30,420
Total revenues	376,072	196,542	59,606

Operating expenses:
Cost of sales	36,695	19,128	4,987
Research and development	77,051	76,420	110,575
Selling, general and administrative	274,553	229,391	185,145
Total operating expenses	388,299	324,939	300,707
Loss from operations	(12,227)	(128,397)	(241,101)

Other income (expense):
Interest income	8,897	16,126	12,517
Interest expense	(12,083)	(27,168)	(29,712)
Other income (expense), net	443	47	(731)

Loss before income taxes	(14,970)	(139,392)	(259,027)

Provision for income taxes	1,171	647	3,113

Net loss	$(16,141)	$(140,039)	$(262,140)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(206)	219	1,186
Foreign currency translation adjustment	169	(230)	(96)
Total other comprehensive income (loss)	(37)	(11)	1,090

Comprehensive loss	$(16,178)	$(140,050)	$(261,050)

Per share information:
Net loss per share, basic and diluted	$(0.13)	$(1.16)	$(3.78)
Weighted-average shares used in computing net loss per share, basic and diluted	127,234	120,958	69,305
See accompanying notes to the consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	61,037	$6	$930,425	$(1,086)	$(719,764)	$209,581
Issuance of shares of common stock for public offering, net of issuance costs of $6,546	33,425	3	95,762	—	—	95,765
Issuance of shares of common stock net of discount and issuance costs of $116	1,250	—	3,136	—	—	3,136
Issuance of common stock upon the exercise of stock options	348	—	1,247	—	—	1,247
Issuance of common stock upon the vesting of restricted stock units	440	—	—	—	—	—
Lapse of repurchasing rights related to common stock issued pursuant to early exercises	15	—	—	—	—	—
Shares issued pursuant to the ESPP	272	—	1,175	—	—	1,175
Stock-based compensation expense	—	—	38,813	—	—	38,813
Unrealized gain on marketable securities	—	—	—	1,186	—	1,186
Foreign currency translation adjustment	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(262,140)	(262,140)
Balance—December 31, 2023	96,787	9	1,070,558	4	(981,904)	88,667
Issuance of shares of common stock for public offering, net of issuance costs of $10,820	18,158	3	161,679	—	—	161,682
Issuance of common stock upon the exercise of stock options	649	—	2,807	—	—	2,807
Issuance of common stock upon the vesting of restricted stock units	1,720	—	—	—	—	—
Shares issued pursuant to the ESPP	534	—	1,713	—	—	1,713
Stock-based compensation expense	—	—	42,722	—	—	42,722
Unrealized gain on marketable securities	—	—	—	219	—	219
Foreign currency translation adjustment	—	—	—	(230)	—	(230)
Net loss	—	—	—	—	(140,039)	(140,039)
Balance—December 31, 2024	117,848	12	1,279,479	(7)	(1,121,943)	157,541
Issuance of common stock upon the exercise of stock options	714	—	4,597	—	—	4,597
Issuance of common stock upon the vesting of restricted stock units	2,271	—	—	—	—	—
Exercise of pre-funded warrants	2,285	—	—	—	—	—
Shares issued pursuant to the ESPP	215	—	2,376	—	—	2,376
Stock-based compensation expense	—	—	41,143	—	—	41,143
Unrealized loss on marketable securities	—	—	—	(206)	—	(206)
Foreign currency translation adjustment	—	—	—	169	—	169
Net loss	—	—	—	—	(16,141)	(16,141)
Balance—December 31, 2025	123,333	$12	$1,327,595	$(44)	$(1,138,084)	$189,479
See accompanying notes to the consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,141)	$(140,039)	$(262,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	40,364	41,730	38,813
Amortization of intangible assets	4,667	1,959	750
Non-cash interest expense	1,756	5,404	4,030
Net accretion on marketable securities	(2,094)	(6,901)	(6,989)
Other non-cash items, net	652	769	1,980
Changes in operating assets and liabilities:
Accounts receivable, net	(73,163)	(47,259)	(17,349)
Inventories	(7,329)	(400)	(5,620)
Prepaid expenses and other current assets	(2,007)	(948)	(8,621)
Accounts payable	(1,694)	2,229	3,152
Accrued liabilities	50,044	32,033	5,594
Operating lease liabilities	(680)	(735)	(657)
Net cash used in operating activities	(5,625)	(112,158)	(247,057)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(246,986)	(254,820)	(225,840)
Proceeds from maturities and sales of marketable securities	227,419	288,783	406,500
Purchases of property and equipment	(686)	(143)	(428)
Milestone payment for intangible asset	(10,000)	(5,000)	—
Net cash provided by (used in) investing activities	(30,253)	28,820	180,232
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	161,682	—
Repayment of long-term debt	—	(100,000)	—
Proceeds from issuance of common stock upon exercise of stock options	4,597	2,807	1,247
Proceeds from issuance of common stock for ESPP	2,376	1,713	1,175
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	—	95,765
Proceeds from issuance of shares under ATM, net of issuance costs	—	—	3,136
Net cash provided by financing activities	6,973	66,202	101,323
Effect of exchange rate changes on cash	168	(235)	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,737)	(17,371)	34,448
Cash, cash equivalents and restricted cash at beginning of period	71,952	89,323	54,875
Cash, cash equivalents and restricted cash at end of period	$43,215	$71,952	$89,323
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,858	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$10,327	$22,209	$25,445
See accompanying notes to the consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

1. Description of Business
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
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in July 2022, for the treatment of plaque psoriasis, including intertriginous psoriasis, in individuals 12 years of age and older (subsequently approved down to 6 years old in October 2023), and began U.S. commercialization in August 2022. The Company also received Health Canada approval of ZORYVE cream 0.3% in plaque psoriasis in April 2023 and began Canadian commercialization in June 2023. The Company received FDA approval of ZORYVE® (roflumilast) topical foam 0.3% (ZORYVE foam), in December 2023, for the treatment of seborrheic dermatitis in individuals 9 years of age and older, and began U.S. commercialization in January 2024. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.15% (ZORYVE cream 0.15%) and began U.S. commercialization, in July 2024, for the topical treatment of mild to moderate atopic dermatitis in adult and pediatric patients 6 years of age and older. The Company received Health Canada approval of ZORYVE foam for seborrheic dermatitis in October 2024, and began Canadian commercialization in December 2024. The Company received Health Canada approval for ZORYVE cream 0.15% for atopic dermatitis in March 2025, and began Canadian commercialization in April 2025. The Company also received FDA approval of ZORYVE foam 0.3% for the treatment of plaque psoriasis of the scalp and body in adult and adolescents 12 years of age and older in May 2025, and began U.S. commercialization in June 2025. The Company received FDA approval of ZORYVE® (roflumilast) cream 0.05% (ZORYVE cream 0.05%) in October 2025 and began commercialization for the topical treatment of mild to moderate atopic dermatitis in children ages 2 to 5 years of age. The Company received Health Canada approval for ZORYVE foam 0.3% for the treatment of plaque psoriasis of the scalp and body in adult and adolescents 12 years of age and older in October 2025, and began Canadian commercialization in November 2025.
The Company has incurred significant annual losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,138.1 million and $1,121.9 million as of December 31, 2025 and 2024, respectively. The Company may continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $221.3 million and $228.6 million as of December 31, 2025 and 2024, respectively. The Company had $100.0 million outstanding under the Loan Agreement as of December 31, 2025.
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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and all intercompany balances and transactions have been eliminated.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statement of cash flows and the notes to the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include those related to revenue recognition, accrued and prepaid research and development expenses, and income taxes. Additionally, the Company uses available market information to assess the fair value of its marketable securities. The Company regularly evaluates its estimates using historical experience, expectations of future impacts and other assumptions that the Company believes are reasonable, and the Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. If actual results differ from those estimates, the Company includes the updates in its consolidated financial statements in the period the actual amounts become known.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents.
Marketable Securities
Investments with original maturities of greater than three months are classified as marketable securities on the balance sheet. Marketable securities consist of investment grade short to intermediate-term fixed income investments that have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the consolidated balance sheets due to their highly liquid nature and availability for use in current operations.
Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss) on the consolidated balance sheets. Realized gains and losses as well as credit losses, if any, on marketable securities are included in other income (expense), net in the statements of operations and comprehensive loss. Interest on marketable securities is included in interest income in the statements of operations and comprehensive loss. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the Company's intent to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related. This assessment could change in the future due to new developments or changes in assumptions related to any particular security. To date, no such credit losses have occurred or have been recorded. The cost of investments sold is based on the specific-identification method.
Trade Receivables, net
The Company’s trade accounts receivable consists of amounts due primarily from pharmaceutical wholesalers and specialty pharmacy providers in the United States and Canada (collectively, its customers) related to sales of ZORYVE and have standard payment terms. For certain customers, the trade accounts receivable for the customer is net of distribution service fees, prompt pay discounts, and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company will reserve against trade accounts receivable for estimated credit losses that may arise and any amounts determined to be uncollectible will be written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was not material as of December 31, 2025 and 2024 and the amounts of trade receivable amounts written off for the years ended December 31, 2025, 2024, and 2023 were not material.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Inventory
The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale, and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such charges are recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Products that may be used in clinical development programs are excluded from inventory and their costs are charged to research and development expense in the consolidated statement of operations as incurred, as long as they do not have an alternative use. Prior to the initial dates of regulatory approval, costs related to the production of inventory were recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive loss in the period incurred.
Intangible Assets, net
The Company paid a milestone payment of $7.5 million to AstraZeneca in the third quarter of 2022 related to the FDA approval and launch of ZORYVE cream 0.3%. This milestone payment was capitalized as an intangible asset and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related License Agreement will be in effect. The Company paid additional milestone payments of $5.0 million related to the achievement of $100.0 million worldwide net sales in October 2024 and $10.0 million related to the achievement of $250.0 million worldwide net sales in May 2025. These milestone payments were recorded as cumulative catch-up adjustments to the carrying value of the intangible asset. Amortization expense was $4.7 million, $2.0 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 7.

Estimated future amortization expense for the intangible assets subsequent to December 31, 2025 is as follows (in thousands):

Amounts
2026	$2,250
2027	2,250
2028	2,250
2029	2,250
2030	2,250
Thereafter	3,562
Total amortization	$14,812
The Company evaluates its long-lived assets, including intangibles, for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. No impairment losses were recorded for the years ended December 31, 2025, 2024, and 2023.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2025, 2024 and 2023.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Leases
The Company determines if an arrangement is or contains a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at lease commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and is adjusted for lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The Company’s lease agreements includes lease and non-lease components and the Company has elected to not separate such components for all classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets.
Accrued and Prepaid Research and Development Expenses
The Company records prepaid expenses and accrued liabilities for estimated research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies, clinical trials, and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company records these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid costs balances in each reporting period. As actual costs become known, the Company adjusts its balances for these activities.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Company’s products, which typically occurs upon delivery to the customer. The Company’s payment terms are generally between 30 - 65 days.

Revenue from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other sales deductions. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivables, net if payable to a customer or accrued liabilities if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is recognized as product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
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

Product Returns: The Company provides customers a credit for all products returned in accordance with the Company’s returned goods policy. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset.
In the early product launch period, the Company estimated its provision for sales returns based on industry data and adjusted the transaction price for such estimates at the time of sale to the customer. As the Company continues to collect data on its actual product returns, it has and will continue to refine its estimated returns rate and adjust its accrual, which affects revenue in the period of adjustment. No such material adjustments were recorded for the year ended December 31, 2025.

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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Rebates are generally invoiced and paid in arrears. The accrual balance consists of invoiced amounts not yet paid as well as an estimate of the amount expected to be incurred but not yet invoiced to the Company as of the end of the reporting period. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect product revenue, net in the period of adjustment.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses are expensed as incurred and consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, and costs related to sales and marketing of ZORYVE. Other selling, general and administrative expenses include legal costs of pursuing patent protection of the Company's intellectual property, insurance, and professional services fees for auditing, tax,

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

and general legal services. Advertising costs are expensed as incurred and were $25.3 million, $6.9 million, $11.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets for the United States have been fully offset by a valuation allowance. The Company has an immaterial deferred tax asset related to foreign jurisdictions which is not offset by a valuation allowance.
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
Promotion Agreement
In July 2024, the Company entered into a promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE to primary care practitioners and pediatricians for all FDA-approved indications until July 2029. The Company recognizes all revenue and Kowa receives a commission for the net sales attributed to Kowa. The commission is recorded in selling, general and administrative expense. For the years ended December 31, 2025 and 2024, revenue from sales attributed to Kowa and related commissions paid or owed to Kowa were not material. Effective January 23, 2026, Kowa and the Company mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotions of ZORYVE and the Company will not be required to make any further payments to Kowa.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Other than the ASUs listed below, all other ASUs were assessed and determined to be either not applicable to the Company or are expected to have minimal impact on the Company's consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The Company adopted the guidance for the year ended December 31, 2025 and applied any presentational changes from this new standard to all prior years to allow for comparability. See Note 11.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
ZORYVE cream 0.3%	$120,995	$85,082	$29,186
ZORYVE foam	181,892	71,539	—
ZORYVE cream 0.15%	68,274	9,921	—
ZORYVE cream 0.05%	911	—	—
Total product revenue, net	372,072	166,542	29,186
Other revenue	4,000	30,000	30,420
Total revenues	$376,072	$196,542	$59,606
Other revenue relates primarily to the Sato and Huadong licensing agreements. See Note 7.
Product revenue, net outside the United States represented less than 10% of the Company’s consolidated product revenue, net for the years ended December 31, 2025, 2024 and 2023.
Major customers are defined as customers that individually accounted for greater than 10% of the Company's revenue. The following table presents each major customer that accounted for more than 10% of its gross product sales.

	Year Ended December 31,
% of gross product sales	2025	2024	2023
Customer A	17%	16%	13%
Customer B	12%	12%	13%
Customer C	11%	*	*
Customer D	11%	14%	21%
Customer E	*	13%	*
Customer F	*	*	22%
Total gross product sales from major customers	51%	55%	69%

* Represents less than 10% of respective balance
As of December 31, 2025, amounts due from four of these customers each exceeded 10% of gross trade receivables and accounted for 60% of net trade receivables on a combined basis. As of December 31, 2024, amounts due from five of these customers each exceeded 10% of gross trade receivables and accounted for 69% of net trade receivables on a combined basis.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	—	5,366	—	5,366
Commercial paper	—	14,789	—	14,789
Corporate debt securities	—	78,764	—	78,764
U.S. Treasury and agency securities	84,522	—	—	84,522
Total assets	$122,063	$98,919	$—	$220,982

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$71,335	$—	$—	$71,335
Certificates of deposit	—	5,042	—	5,042
Corporate debt securities	—	83,955	—	83,955
U.S. Treasury securities	67,623	—	—	67,623
Total assets	$138,958	$88,997	$—	$227,955
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	5,366	—	—	5,366
Total cash and cash equivalents	$42,907	$—	$—	$42,907
Marketable securities:
Commercial paper	$14,782	8	(1)	$14,789
Corporate debt securities	78,687	81	(4)	78,764
U.S. Treasury and agency securities	84,493	45	(16)	84,522
Total marketable securities	$177,962	$134	$(21)	$178,075

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$71,335	$—	$—	$71,335
Total cash and cash equivalents	$71,335	$—	$—	$71,335
Marketable securities:
Certificates of deposit	$5,042	$—	$—	$5,042
Corporate debt securities	83,855	100	—	83,955
U.S. Treasury securities	67,404	219	—	67,623
Total marketable securities	$156,301	$319	$—	$156,620
As of December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. As of December 31, 2025, there were no individual securities that were in a significant unrealized loss position. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable related to available-for-sale securities is presented in prepaid expenses and other current assets, separate from marketable securities, on the consolidated balance sheet. As of December 31, 2025 and 2024, accrued interest receivable was immaterial. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on available-for-sale securities and to write-off any uncollectible accrued interest receivable by recognizing credit loss expense. The Company has not written off any accrued interest receivables for the years ended December 31, 2025 and 2024.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2025, the amortized cost and fair value of marketable securities by contractual maturity were as follows:

	December 31, 2025		December 31, 2024
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Maturing within one year	$138,281	$138,395	$143,708	$144,018
Maturing in one to five years	39,681	39,680	12,593	12,602
Total marketable securities	$177,962	$178,075	$156,301	$156,620
The following table summarizes the change in the fair value of the embedded derivative instrument for the year ended December 31, 2025 and 2024 (in thousands). There was no activity for the year ended December 31, 2023.

	December 31,
	2025	2024
Beginning balance	$570	$849
Loss (gain) from changes in fair value	(139)	(279)
Ending balance	$431	$570
The fair value of the Company’s embedded derivative instrument is based on significant inputs not observed in the market, and thus represents a Level 3 measurement. See Note 9 for further discussion on the embedded derivative instrument.
5. Balance Sheet Components
Inventories
The components of inventory are summarized as follows (in thousands):

	December 31,
	2025	2024
Raw materials	$5,047	$4,300
Work in progress	5,033	584
Finished goods	12,554	9,642
Total inventories	$22,634	$14,526
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid co-pay assistance program and rebates	$9,485	$7,369
Prepaid clinical trial costs	2,577	3,244
Other prepaid expenses and current assets	9,017	9,043
Total prepaid expenses and other current assets	$21,079	$19,656

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued sales deductions	$78,308	$38,430
Accrued compensation	20,533	20,747
Clinical trial accruals	425	—
Accrued expenses and other current liabilities	17,044	7,616
Total accrued liabilities	$116,310	$66,793
6. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Computer hardware	$1,349	$1,272
Furniture and fixtures	1,270	661
Software	104	104
Leasehold improvements	1,568	1,568
Property and equipment, gross	4,291	3,605
Less accumulated depreciation	(3,248)	(2,564)
Property and equipment, net	$1,043	$1,041
Depreciation expense was $0.7 million, $0.6 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023 respectively. Leasehold improvements are depreciated over the term of the lease, which is the shorter of the improvements' expected useful lives and the lease term. All other fixed asset depreciation is recorded using the straight-line method over the estimated useful lives of the assets (two to five years).
7. License Agreements & Ducentis Acquisition
Sato License Agreement
On February 27, 2024, the Company entered into a license agreement with Sato Pharmaceutical Co., Ltd. (Sato). Pursuant to the terms of the license agreement with Sato (the Sato Agreement), the Company grants to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Sato to develop, conduct medical affairs activities for, manufacture, commercialize and otherwise exploit roflumilast formulations (the Sato Licensed Products) for all therapeutic uses for certain dermatological indications in humans (the Sato Field) in Japan.
The Sato Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture, supply and commercialization of the Sato Licensed Products. Pursuant to the terms of the Sato Agreement, Sato will, at its expense, develop, obtain regulatory approval for, commercialize and conduct medical affairs activities related to the Sato Licensed Products in the Sato Field in Japan, subject to certain of the Company’s approval and oversight rights.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
There was no other revenue recorded pursuant to the Sato Agreement for the year ended December 31, 2025 and $25.0 million recorded for the year ended December 31, 2024.
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
As consideration for the rights granted under the license agreement with Huadong (the Huadong Agreement), Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement, upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, the Company received a net payment of $2.7 million in March 2024 related to the achievement of a development and regulatory milestone less the applicable tax withholding. The Company received a net payment of $1.8 million in each of December 2024, March 2025 and November 2025, related to the achievement of development and regulatory milestones less the applicable tax withholding. The Company may also potentially receive additional payments: (i) up to an aggregate amount of $15.0 million upon the achievement of certain development and regulatory milestones, (ii) up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products, all of which would be subject to applicable tax withholding obligations.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Other revenue and related income tax expense related to the Huadong agreement was $4.0 million and $0.4 million, respectively, for the year ended December 31, 2025. Other revenue and related tax income expense related to the Huadong agreement was $5.0 million and $0.5 million, respectively, for the year ended December 31, 2024. Other revenue and related income tax expense related to the Huadong agreement was $30.0 million and $3.0 million, respectively, for the year ended December 31, 2023.
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
In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In October 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. In May 2025, the Company paid $10.0 million to AstraZeneca upon achievement of $250.0 million in worldwide net sales and was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale as this is the minimum amount of time that the related AstraZeneca Agreement will be in effect. Amortization expense was $4.7 million, $2.0 million and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE cream in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the years ended December 31, 2025, 2024 and 2023 was $11.2 million, $5.0 million and $0.9 million, respectively.
Hengrui Exclusive Option and License Agreement
In January 2018, the Company entered into an exclusive option and license agreement, or the Hengrui License Agreement, with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui), whereby Hengrui granted the Company an exclusive option to obtain certain exclusive rights to research, develop, and commercialize products containing the compound designated by Hengrui as ivarmacitinib, a Janus kinase type 1 inhibitor, in topical formulations for the treatment of skin diseases, disorders, and conditions in the United States, Japan, and the European Union (including for clarity the United Kingdom). In December 2019, the Company exercised its exclusive option under the agreement and contemporaneously amended the agreement to expand the territory to additionally include Canada. In addition, the Company has agreed to make cash payments of up to an aggregate of $20.5 million upon achievement of specified clinical development and regulatory approval milestones with respect to the licensed products and cash payments of up to an additional aggregate of $200.0 million in sales-based milestones based on certain aggregate annual net sales volumes with respect to a licensed product.
With respect to any products the Company commercializes under the Hengrui License Agreement, it will pay tiered royalties to Hengrui on net sales of each licensed product by the Company, or its affiliates, or its sublicensees, ranging from mid single-digit to sub-teen percentage rates based on tiered annual net sales bands

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
There were no payments made or due in connection with Hengrui for the years ended December 31, 2025, 2024 and 2023.
Following the completion of a Phase 1b study in the middle of 2025, the Company elected to halt further development of ARQ-255, a topical formulation of ivarmacitinib, for the treatment of alopecia areata.
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into a Share Purchase Agreement with Ducentis Biotherapeutics LTD (Ducentis) and certain stockholders of Ducentis, pursuant to which the Company acquired all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company's common stock, valued at approximately $12.5 million and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments of up to an aggregate of $400 million, which may become payable upon the achievement of certain development, regulatory, and commercial milestones (the Acquisition). Such contingent payments include a $10.0 million payment due within one year from the first dosing of the first human subject enrolled in the first Phase 1 clinical trial of a therapeutic drug containing Ducentis' DS-234 product candidate, now ARQ-234. The Company anticipates commencing such Phase 1 study in the first quarter of 2026. In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of certain products exceeding $1.5 billion.
The Company accounted for this purchase of equity interests in Ducentis as an in-process research and development (IPR&D) asset acquisition as it has no alternative future use, and recorded a $29.6 million charge to research and development expense on the acquisition date. Any contingent payments made under the Share Purchase Agreement will be recorded when it is probable that they will occur and they can be reasonably estimated, at which point the Company will determine whether the payment should be expensed or capitalized depending on whether the IPR&D has achieved market acceptance.
There were no payments made or due for the years ended December 31, 2025, 2024 and 2023.
Under the terms of the Share Purchase Agreement, the Company will develop and seek FDA approval of a therapeutic product containing ARQ-234 for an atopic dermatitis indication, and if FDA approval of ARQ-234 is obtained by the Company, to commercially launch it in the United States.
8. Commitments and Contingencies
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
The lease also requires the Company to have an available letter of credit which has a related restricted cash account of $0.3 million and $0.6 million as of December 31, 2025 and 2024, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The minimum annual rental payments of the Company’s operating lease liability as of December 31, 2025 are as follows (in thousands):

Amounts
2026	$792
2027	545
2028	862
2029	1,255
2030	1,292
Thereafter	3,398
Total minimum lease payments	8,144
Less: Amounts representing interest	(2,584)
Present value of future minimum lease payments	$5,560
Accrued and other current liabilities	294
Operating lease liability, long-term	5,266
Total operating lease liability	$5,560
Operating lease costs recognized was $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following information represents supplemental disclosure for the consolidated statements of cash flows related to the Company’s operating lease (in thousands):

	December 31,
	2025	2024	2023
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$1,027	$994	$965
The following summarizes additional information related to the operating lease:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	7.6	3.6
Weighted-average discount rate	9.3%	7.0%
Manufacturing Agreements
In the normal course of business, the Company enters into manufacturing supply agreements for the commercial supply of ZORYVE which include certain minimum purchase commitments. As of December 31, 2025, firm future purchase commitments that are subject to these agreements with a term of greater than one year, excluding those recognized on the consolidated balance sheets, are $1.7 million in 2026 and $0.9 million in 2027, respectively. These future purchase commitments do not represent all of the Company’s anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.
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
As of December 31, 2025 and 2024, the Company determined that no loss contingencies from legal proceedings—including the patent infringement complaint filed against the Company by Teva Pharmaceutical Industries, Ltd.—met the threshold of "probable" and "reasonably estimable", as defined in ASC 450.
9. Debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded on December 22, 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded on August 2, 2022. As of December 31, 2025 and 2024, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

for any prepayment made prior after the second anniversary of the second amendment and prior to the maturity date.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On December 31, 2025, the rate was 9.79%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of December 31, 2025.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in Other income, net in the consolidated statement of operations and comprehensive loss. The amounts recognized in Other income, net related to the change in fair value of the embedded derivative instrument during the year ended December 31, 2025 and 2024 were not material. No gain or loss was recognized during the year ended December 31, 2023. The fair value of the embedded derivative instrument as of December 31, 2025 and 2024 was a liability of $0.4 million and $0.6 million, respectively, and is included in Other-long term liabilities in the accompanying consolidated balance sheets. See Note 4.
In connection with the Loan Agreement, the Company is obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans outstanding as of the date of the second amendment (x) with respect to any 2024 Partial Prepayment, upon the earliest to occur of (a) January 1, 2027, (b) the acceleration of all

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

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
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.9 million is recognized over the life of the term loan through interest expense. At December 31, 2025 and 2024, the effective interest rate was 10.92% and 11.57%, respectively. Interest expense relating to the term loan was $12.1 million, $27.2 million and $29.7 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	December 31,
	2025	2024
Long-term debt, gross	$100,000	$100,000
Accrued final fee	8,824	7,324
Accrued prepayment penalty	1,000	1,000
Unamortized debt issuance costs	(865)	(1,121)
Total carrying value of debt	108,959	107,203
Less current portion	(1,000)	—
Long-term debt, net	$107,959	$107,203
Upon the contractual maturity of the Company's long term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.
10. Stockholders' Equity
The Company's authorized capital stock consists of 310,000,000 shares, all with a par value of $0.0001 per share, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2025 and 2024.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Equity Offerings
In October 2023, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $95.8 million. In addition to the sale of common stock, the Company issued prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The exercise price of the warrants is $0.0001 per underlying share of common stock, were fully exercisable upon issuance, and have no expiration date. In October 2025, certain prefunded warrants were exercised, resulting in the issuance of 2,285,000 shares. As of December 31, 2025, prefunded warrants to purchase 5,215,000 shares of the Company's common stock remained outstanding.
In February 2024, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $161.7 million.
At-the-Market (ATM) Offerings
On May 6, 2021, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Cowen will act as the Company's sales agent for the ATM program and is entitled to compensation for its services up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In December 2023, the Company sold 1,250,000 shares under the ATM for $2.60 per share and received $3.1 million in net proceeds.
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
Equity Incentive Plans
In January 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (2020 Plan), which became effective January 30, 2020 in connection with the IPO. The 2020 Plan serves as the successor incentive award plan to the Company’s 2017 Equity Incentive Plan (2017 Plan) and initially reserved 2,134,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, and other stock-based awards, plus 1,550,150 shares of common stock that were reserved for issuance pursuant to future awards under the 2017 Plan at the time the 2020 Plan became effective, plus shares represented by awards outstanding under the 2017 Plan that are forfeited or lapsed unexercised and which following the effective date of the 2020 Plan are not issued under the 2017 Plan. In addition, the 2020 Plan reserve will increase on January 1 of each year beginning in 2021 through 2030, by an amount equal to the lesser of (a) 4% of the shares of stock outstanding (on an as converted basis) on the day immediately prior to the date of increase and (b) such smaller number of shares of stock as determined by the Company's board of directors; provided, however, that no more than 11,000,000 shares of stock may be issued upon the exercise of incentive stock options. Accordingly, on January 1, 2026, 2025 and 2024, the 2020 Plan reserve increased by 4,933,306, 4,713,921, and 3,871,494 shares, respectively. As of December 31, 2025, the Company had 4,093,603 shares available for future grant under the 2020 Plan.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. In November 2022, the 2022 Plan reserve was increased by 1,500,000. As of December 31, 2025, the Company had 111,533 shares available for future grant under the 2022 Plan.
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
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in thousands)
Balance—December 31, 2024	5,342,909	$6.69	8.01	$43,120
Granted	2,345,398	14.10
Exercised	(714,125)	6.44
Forfeited	(534,345)	9.55
Expired	(2,865)	26.87
Balance—December 31, 2025	6,436,972	$9.17	7.75	$127,945
Exercisable—December 31, 2025	2,903,391	$8.46	6.63	$59,750
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2025. The intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023 were $10.0 million, $4.2 million and $1.2 million, respectively.
The total grant-date fair value of the options vested during the years ended December 31, 2025, 2024, and 2023 were $8.5 million, $4.0 million and $28.0 million, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024, and 2023 were $9.94, $3.70 and $8.01, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2024	6,055,087	$8.04
Granted	3,063,418	14.23
Vested	(2,275,607)	8.24
Forfeited	(835,383)	10.12
Unvested Balance—December 31, 2025	6,007,515	$10.83
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. The total grant-date fair value of the RSUs vested during the years ended December 31, 2025, 2024, and 2023 were $18.8 million, $17.4 million, and $9.3 million, respectively. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange, as previously described.
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$12,336	$13,509	$15,544
Selling, general and administrative	28,028	28,221	23,269
Total stock-based compensation expense	$40,364	$41,730	$38,813
As of December 31, 2025, there was $25.7 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2025, there was $47.5 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.3 – 6.1	1.8 – 6.1	5.0 – 6.1
Expected volatility	72.9 – 79.5%	79.1 – 83.2%	75.2% – 78.4%
Risk-free interest rate	3.7 – 4.4%	3.6 – 5.0%	3.5 – 4.7%
Dividend yield	—%	—%	—%
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
The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 351,000 shares of common stock and (b) an annual increase on the first day of each year beginning in 2021 and ending in 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 5,265,000 shares of the Company’s common stock may be issued under the ESPP. Accordingly, on January 1, 2026, 2025 and 2024, the ESPP reserve increased by 1,216,890, 1,178,480, and 967,873 shares, respectively. As of December 31, 2025, the Company had 2,806,818 shares available for future grant under the ESPP.
Stock-based compensation expense related to the ESPP was $1.0 million, $0.9 million, and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
11. Income Taxes
The Company recorded income tax expense of $1.2 million during the year ended December 31, 2025. Of the $1.2 million recorded, $0.4 million was related to foreign withholding taxes on the milestone payments received in connection with the Huadong Agreement and the remaining related to U.S. state income tax expense and other foreign tax expense. The Company recorded income tax expense of $0.6 million during the year ended December 31, 2024. Of the $0.6 million recorded, $0.5 million was related to foreign withholding taxes on the up-front fee in connection with the Huadong Agreement and the remaining was related to other foreign tax expense. The Company recorded income tax expense of $3.1 million during the year ended December 31, 2023. Of the $3.1 million recorded, $3.0 million was related to foreign withholding taxes on the up-front fee in connection with the Huadong Agreement and the remaining was related to other foreign tax expense.
A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(8,244)	$(130,372)	$(255,653)
Foreign	(6,726)	(9,020)	(3,374)
Loss before income taxes	$(14,970)	$(139,392)	$(259,027)

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

A reconciliation of provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax provision:
Federal	$—	$—	$—
State	273	—	—
Foreign	844	799	3,113
Total current	1,117	799	3,113
Deferred tax provision:
Federal	—	—	—
State	—	—	—
Foreign	54	(152)	—
Total deferred	54	(152)	—
Provision for income taxes	$1,171	$647	$3,113
A reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands)(1):

	Year Ended December 31,
	2025		2024		2023
Tax U.S. federal statutory rate	$(3,144)	21.0%	$(29,272)	21.0%	$(54,396)	21.0%
State and local income tax, net of federal income tax effect(2)	836	(5.6)%	(11,367)	8.2%	1,512	(0.6)%
Foreign tax effects
United Kingdom
Statutory tax rate differential	(319)	2.1%	(389)	0.3%	(160)	0.1%
Change in valuation allowances	2,071	(13.8)%	2,427	(1.7)%	999	(0.4)%
Other	(77)	0.5%	—	—%	—	—%
China	402	(2.7)%	500	(0.4)%	3,000	(1.2)%
Other	233	(1.6)%	—	—%	(6)	—%
Tax credits	(1,288)	8.6%	(804)	0.6%	(4,763)	1.8%
Change in valuation allowances	(3,145)	21.1%	37,731	(27.1)%	52,716	(20.2)%
Nontaxable or nondeductible items
Sec. 162(m) limitation	1,426	(9.5)%	633	(0.5)%	3,386	(1.3)%
Stock-based compensation	3,197	(21.4)%	(185)	0.1%	1,787	(0.7)%
Other	857	(5.7)%	654	(0.5)%	(95)	—%
Other adjustments	122	(0.8)%	719	(0.5)%	(867)	0.3%
Provision for income taxes	$1,171	(7.8)%	$647	(0.5)%	$3,113	(1.2)%
(1) The prior years included in the effective tax rate table have been recast from the financial statements filed previously to align with the new presentation created through adherence to ASU 2023-09. Consideration has only been given to 2025 amounts in terms of the balances that are separately stated within the table.
(2) The states and local jurisdictions that contribute to a majority (greater than 50%) of the tax effect in this category include Texas, California and New York based on the distribution of sales and the current year state income tax obligations.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

The components deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$180,809	$171,681
Intangibles	1,958	1,400
Research and development tax credits	15,698	14,944
Research and expenditure capitalization	23,848	36,255
Accruals and reserves	25,226	16,085
Lease liability	1,413	837
Stock-based compensation	7,744	15,761
Gross deferred tax assets	256,696	256,963
Less valuation allowance	(255,482)	(256,270)
Net deferred tax assets	1,214	693

Deferred tax liabilities:
Property and equipment	—	(58)
Right-of-use asset	(1,110)	(483)
Gross deferred tax liabilities	(1,110)	(541)

Total net deferred tax assets	$104	$152
The Company regularly evaluates the positive and negative evidence in determining the realizability of its deferred tax assets. Based upon the weight of available evidence, which includes historical operating performance and reported cumulative net losses since inception, a valuation allowance on the majority of net deferred tax assets has been recorded as of December 31, 2025 and 2024. The Company intend to maintain its substantially full valuation allowance on its deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The Company has an immaterial deferred tax asset related to a foreign jurisdiction. The valuation allowance decreased by approximately $0.8 million and increased by approximately $40.1 million during the years ended December 31, 2025 and 2024, respectively, due to similar changes in the underlying deferred tax asset balances.
The Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of $761.3 million and $636.1 million, respectively, as of December 31, 2025. Of the federal NOLs, $3.5 million originated before the 2018 tax year and will expire beginning in 2036. Under the Tax Cuts and Jobs Act of 2017, the remaining $757.8 million of NOLs generated after December 31, 2017 will be carried forward indefinitely and will be available to offset 80% of taxable income in future years. Of the $636.1 million in state net operating loss carryforwards, $550.2 million will begin to expire in 2027 and the remaining NOLs carry forward indefinitely. In addition, the Company has foreign NOL carry forwards of $23.2 million as of December 31, 2025, which can be carried forward indefinitely.
As of December 31, 2025, the Company also had federal and California research and development tax credit carryforwards of $23.2 million and $4.6 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2037. The California research and development tax credit carryforwards are available indefinitely.
Under Internal Revenue Code Sections 382, as amended, and 383, substantial restrictions exist on the utilization of tax attributes in the event a corporation experienced an “ownership change.” Generally, a Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes, and such a limitation could result in the

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

expiration of carryforwards before they are utilized. The Company has completed Section 382 studies that concluded the Company has experienced ownership changes since inception. However, this is not expected to result in the expiration of federal tax attribute carryforwards prior to utilization. Similar rules may apply under state tax laws.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions, including business extenders made permanent such as restoration of 100% bonus depreciation, IRC Section 174 expensing for US-based research, and the EBITDA-based business interest expense limitation under Section 163(j). The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended December 31, 2025.
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$42,286	$41,390	$42,505
Increases related to tax positions taken during a prior year	403	—	—
Decreases related to tax positions taken during a prior year	(91)	(131)	(3,097)
Increases related to tax positions taken during the current year	784	1,027	1,982
Ending balance	$43,382	$42,286	$41,390
Included in unrecognized tax benefits of $43.4 million at December 31, 2025 was $36.2 million of tax benefits that, if recognized, would not impact the Company's income tax benefit or effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.
The Company files tax returns in the United States, state jurisdictions, Canada, and the United Kingdom. The tax years for 2016 and forward are subject to examination by the U.S. tax authorities and the tax years for 2016 and forward are subject to examination by the state tax authorities. Due to net operating loss carryforwards and research and development credits in the United States and state tax jurisdictions, all years effectively remain open. The Company is subject to examination by the tax authorities in Canada and the United Kingdom for the year ended December 31, 2022 to the present period.
It is the Company's policy to recognize interest and/or penalties related to uncertain tax benefits as a component of the provision for income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes. The Company has no accrued interest and penalties as of December 31, 2025 and 2024 due to available tax losses.
The amount of cash income taxes paid were not material for the years ended December 31, 2025, 2024 and 2023.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 6,941,438, 7,500,000, and 1,417,808 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the years ended December 31, 2025, 2024 and 2023, respectively, as the exercise price of the pre-funded warrants is negligible and the pre-funded warrants are fully vested and exercisable.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Potential dilutive securities, which include unvested RSUs and unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under the Company's employee stock purchase plan (ESPP), have been excluded from the calculation of diluted net loss per common share in each period in which the Company recorded a net loss, as the effect is antidilutive. The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2025	2024	2023
Stock options to purchase common stock	6,436,972	5,342,909	7,919,699
RSUs subject to future vesting	6,007,515	6,055,087	2,929,602
ESPP shares subject to future issuance	11,616	16,338	26,368
Total	12,456,103	11,414,334	10,875,669

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Consolidated Financial Statements

13. Segment Reporting
The Company has one reportable segment relating to the development and commercialization of treatments for dermatological diseases. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer. The CODM evaluates financial information on a consolidated basis for the purposes of allocating resources and assessing performance. Substantially all of the Company's assets are located in the United States.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$376,072	$196,542	$59,606
Less:
Cost of sales	32,028	17,169	4,237
Topical roflumilast program costs	10,938	5,210	35,607
Topical JAK inhibitor program costs	741	2,945	3,334
Other early-stage programs costs	6,372	11,477	5,681
Research and development compensation and personnel-related expenses	39,779	39,216	44,613
Selling, general and administrative expenses	274,033	228,908	184,628
Other segment expenses(1)	24,408	20,014	22,607
Total operating expenses	388,299	324,939	300,707
Operating loss	(12,227)	(128,397)	(241,101)

Interest income	8,897	16,126	12,517
Interest expense	(12,083)	(27,168)	(29,712)
Other income (expense), net	443	47	(731)
Provision for income taxes	1,171	647	3,113
Segment and consolidated net loss	$(16,141)	$(140,039)	$(262,140)
(1) Other segment expenses include professional services related to research and development, medical affairs, depreciation and amortization expenses.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	February 25, 2026	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 25, 2026	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Todd Franklin Watanabe, Latha Vairavan and Mas Matsuda, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Franklin Watanabe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Todd Franklin Watanabe

/s/ Latha Vairavan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2026
Latha Vairavan

/s/ Keith R. Leonard	Director, Chairman	February 25, 2026
Keith R. Leonard

/s/ Terrie Curran	Director	February 25, 2026
Terrie Curran

/s/ Halley E. Gilbert	Director	February 25, 2026
Halley E. Gilbert

/s/ Patrick J. Heron	Director	February 25, 2026
Patrick J. Heron

/s/ Neha Krishnamohan	Director	February 25, 2026
Neha Krishnamohan

/s/ Sue-Jean Lin	Director	February 25, 2026
Sue-Jean Lin

/s/ Amit Munshi	Director	February 25, 2026
Amit Munshi

/s/ Howard G. Welgus	Director	February 25, 2026
Howard G. Welgus, M.D.