Form 10-Q
period 2026-03-31
Arcutis Biotherapeutics, Inc.
filed 2026-05-06
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2026 was 125,083,374.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$34,762	$42,907
Restricted cash	308	308
Marketable securities	189,238	178,075
Trade receivables, net	144,377	146,229
Inventory	37,391	22,634
Prepaid expenses and other current assets	31,980	21,079
Total current assets	438,056	411,232
Property, plant, and equipment, net	1,040	1,043
Intangible assets, net	14,250	14,812
Operating lease right-of-use asset	4,361	4,467
Other assets	2,296	1,419
Total assets	$460,003	$432,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,296	$12,528
Current portion of long-term debt, net	7,950	1,000
Accrued and other current liabilities	136,957	116,310
Total current liabilities	163,203	129,838
Operating lease liability, long-term	5,251	5,266
Long-term debt, net	101,470	107,959
Other long-term liabilities	431	431
Total liabilities	270,355	243,494
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000 shares authorized at March 31, 2026 and December 31, 2025; 125,042 and 123,333 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	1,339,529	1,327,595
Accumulated other comprehensive loss	(514)	(44)
Accumulated deficit	(1,149,379)	(1,138,084)
Total stockholders’ equity	189,648	189,479
Total liabilities and stockholders’ equity	$460,003	$432,973
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Operations and Comprehensive Loss (In thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue, net	$105,398	$63,846
Other revenue	—	2,000
Total revenues	105,398	65,846

Operating expenses:
Cost of sales	9,784	8,830
Research and development	30,627	17,543
Selling, general, and administrative	74,076	64,002
Total operating expenses	114,487	90,375
Loss from operations	(9,089)	(24,529)

Other income (expense):
Interest income	2,275	2,537
Interest expense	(4,368)	(2,982)
Other income (expense), net	(20)	193

Loss before income taxes	(11,202)	(24,781)

Provision for income taxes	93	279

Net loss	$(11,295)	$(25,060)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(351)	(137)
Foreign currency translation adjustment	(119)	4
Total other comprehensive loss	(470)	(133)

Comprehensive loss	$(11,765)	$(25,193)

Net loss per share, basic and diluted	$(0.09)	$(0.20)
Weighted-average shares used in computing net loss per share, basic and diluted	129,365	126,037

See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	123,333	$12	$1,327,595	$(44)	$(1,138,084)	$189,479
Issuance of common stock upon the exercise of stock options	135	—	1,067	—	—	1,067
Issuance of common stock upon the vesting of restricted stock units	1,574	—	—	—	—	—
Stock-based compensation expense	—	—	10,867	—	—	10,867
Unrealized loss on marketable securities	—	—	—	(351)	—	(351)
Foreign currency translation adjustment	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(11,295)	(11,295)
Balance—March 31, 2026	125,042	$12	$1,339,529	$(514)	$(1,149,379)	$189,648

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	117,848	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
Issuance of common stock upon the exercise of stock options	110	—	395	—	—	395
Issuance of common stock upon the vesting of restricted stock units	1,180	—	—	—	—	—
Stock-based compensation expense	—	—	9,915	—	—	9,915
Unrealized loss on marketable securities	—	—	—	(137)	—	(137)
Foreign currency translation adjustment	—	—	—	4	—	4
Net loss	—	—	—	—	(25,060)	(25,060)
Balance—March 31, 2025	119,138	$12	$1,289,789	$(140)	$(1,147,003)	$142,658
See accompanying notes to the condensed consolidated financial statements

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,295)	$(25,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,690	9,778
Amortization of intangible assets	562	2,979
Non-cash interest expense	461	415
Net accretion on marketable securities	(182)	(859)
Other non-cash items, net	214	54
Changes in operating assets and liabilities:
Accounts receivable, net	1,852	(12,349)
Inventory	(14,579)	(1,951)
Prepaid expenses and other current assets	(11,728)	(3,282)
Accounts payable	5,613	309
Accrued liabilities	20,768	(214)
Operating lease liabilities	(137)	(200)
Net cash provided by (used in) operating activities	2,239	(30,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(62,153)	(56,110)
Proceeds from maturities and sales of marketable securities	50,821	68,468
Purchases of property and equipment	—	(608)
Net cash provided by (used in) investing activities	(11,332)	11,750
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,067	395
Net cash provided by financing activities	1,067	395
Effect of exchange rate changes on cash	(119)	4
Net decrease in cash, cash equivalents, and restricted cash	(8,145)	(18,231)
Cash, cash equivalents, and restricted cash at beginning of period	43,215	71,952
Cash, cash equivalents, and restricted cash at end of period	$35,070	$53,721
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Milestone for intangible asset not yet paid in cash	$—	$10,000
Purchases of property and equipment included in accounts payable	$158	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$2,906	$2,568

See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Arcutis Biotherapeutics, Inc. (the Company) is a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. The Company’s strategy is to focus on validated biological targets and to use its drug development platform and deep dermatology expertise to develop differentiated products with the potential to address major shortcomings of existing therapies in its targeted indications.
The Company received United States (U.S.) Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in July 2022 for the treatment of plaque psoriasis. Since that time, the Company has obtained regulatory approvals and commercially launched ZORYVE in various formulations to treat additional disease states, in additional concentrations for various age groups, and in both the United States and Canada. To date, ZORYVE has received regulatory approval and has been commercially launched, or is awaiting regulatory approval, as detailed below.

Product / Indication	Concentration	Region	Age	Stage	2022	2023	2024	2025	2026
ZORYVE cream for Plaque Psoriasis	0.3%	U.S.	> 12 yrs	Commercial Launch	August
	0.3%	Canada	> 12 yrs	Commercial Launch		June
	0.3%	U.S.	6 yrs -11 yrs	Commercial Launch		October
	0.3%	U.S.	2 yrs - 5 yrs	sNDA Acceptance				November
	0.3%	Canada	2 yrs - 12 yrs	SNDS Acceptance					February
ZORYVE foam for Seborrheic Dermatitis	0.3%	U.S.	> 9 yrs	Commercial Launch			January
	0.3%	Canada	> 9 yrs	Commercial Launch			November
ZORYVE cream for Atopic Dermatitis	0.15%	U.S.	> 6 yrs	Commercial Launch			July
	0.15%	Canada	> 6 yrs	Commercial Launch				April
	0.05%	U.S.	2 yrs - 5 yrs	Commercial Launch				October
	0.05%	Canada	2 yrs - 5 yrs	SNDS Acceptance				October
	0.05%	U.S.	3 mos - 2 yrs	sNDA Submittal					April
ZORYVE foam for Scalp & Body Psoriasis	0.3%	U.S.	> 12 yrs	Commercial Launch				June
	0.3%	Canada	> 12 yrs	Commercial Launch				November
Liquidity
The Company has incurred significant annual losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,149.4 million and $1,138.1 million as of March 31, 2026 and December 31, 2025, respectively. While the Company generated net income for the quarters ended September 30, 2025 and December 31, 2025, the extent of any net income or losses for future periods is uncertain, and the Company may continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $224.3 million and $221.3 million as of March 31, 2026 and December 31, 2025, respectively. The Company had $100.0 million outstanding under the Loan Agreement as of March 31, 2026. See Note 8.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), on the same basis as the Company’s audited annual financial statements, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. Results of operations for any interim period are not necessarily indicative of future or annual results. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.
These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and all intercompany balances and transactions have been eliminated.
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of cash flows, and the notes to the condensed consolidated financial statements.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
ZORYVE cream 0.3%	$32,670	$23,387
ZORYVE foam	49,627	30,240
ZORYVE cream 0.15%	21,741	10,219
ZORYVE cream 0.05%	1,360	—
Total product revenue, net	105,398	63,846
Other revenue	—	2,000
Total revenues	$105,398	$65,846
Other revenue for the three months ended March 31, 2025 relates to the Huadong licensing agreement. See Note 6.
Product revenue, net outside the United States represented less than 10% of the Company’s consolidated product revenue, net, for the three months ended March 31, 2026 and 2025.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$27,950	$—	$—	$27,950
Certificates of deposit	—	5,414	—	5,414
Commercial paper	—	6,898	—	6,898
Corporate debt securities	—	92,534	—	92,534
U.S. Treasury and agency securities	91,204	—	—	91,204
Total assets	$119,154	$104,846	$—	$224,000

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	—	5,366	—	5,366
Commercial paper	—	14,789	—	14,789
Corporate debt securities	—	78,764	—	78,764
U.S. Treasury and agency securities	$84,522	—	—	84,522
Total assets	$122,063	$98,919	$—	$220,982
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	March 31, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$27,950	$—	$—	$27,950
Certificates of deposit	5,414	—	—	5,414
U.S. Treasury & agency securities	1,398	—	—	1,398
Total cash and cash equivalents	$34,762	$—	$—	$34,762
Marketable securities:
Commercial paper	$6,900	$1	$(3)	$6,898
Corporate debt securities	92,685	11	(162)	92,534
U.S. Treasury and agency securities	89,891	1	(86)	89,806
Total marketable securities	$189,476	$13	$(251)	$189,238

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	5,366	—	—	5,366
Total cash and cash equivalents	$42,907	$—	$—	$42,907
Marketable securities:
Commercial paper	$14,782	$8	$(1)	$14,789
Corporate debt securities	78,687	81	(4)	78,764
U.S. Treasury and agency securities	84,493	45	(16)	84,522
Total marketable securities	$177,962	$134	$(21)	$178,075

As of March 31, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities. The Company generally holds its marketable securities until maturity and does not intend to sell, and is not required to sell, the investments that are in an unrealized loss position before the recovery of their amortized cost basis. For each security with a fair value less than its amortized cost basis, the Company determined the decline in fair value below the amortized cost basis to be non-credit related, and no allowance for losses has been recorded. As of March 31, 2026, there were no individual securities that were in a significant unrealized loss position. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable related to available-for-sale securities is presented in prepaid expenses and other current assets, separate from marketable securities, on the consolidated balance sheet. As of March 31, 2026 and December 31, 2025, accrued interest receivable was immaterial. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on available-for-sale securities and to write off any uncollectible accrued interest receivable by recognizing credit loss expense. The Company has not written off any accrued interest receivables as of March 31, 2026 and December 31, 2025.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the amortized cost and fair value of marketable securities by contractual maturity at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Maturing within one year	$140,444	$140,367	$138,281	$138,395
Maturing in one to five years	49,032	48,871	39,681	39,680
Total marketable securities	$189,476	$189,238	$177,962	$178,075
5. Balance Sheet Components
Inventory
The components of inventory are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$16,381	$5,047
Work in progress	6,331	5,033
Finished goods	14,679	12,554
Total inventory	$37,391	$22,634
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid co-pay assistance program and rebates	$15,689	$9,485
Prepaid clinical trial costs	2,971	2,577
Other prepaid expenses and current assets	13,320	9,017
Total prepaid expenses and other current assets	$31,980	$21,079
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued sales deductions	$99,529	$78,308
Accrued compensation	10,323	20,533
Accrued Ducentis milestone	10,000	—
Clinical trial accruals	692	425
Accrued expenses and other current liabilities	16,413	17,044
Total accrued liabilities	$136,957	$116,310

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
The Sato Agreement sets forth each party’s respective obligations with respect to the development, medical affairs activities, manufacture, supply, and commercialization of the Sato Licensed Products. Pursuant to the terms of the Sato Agreement, Sato will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities related to the Sato Licensed Products in the Sato Field in Japan, subject to certain of the Company’s approval and oversight rights.
Pursuant to the terms of the Sato Agreement, the Company received an upfront payment of $25.0 million and will potentially receive additional payments (i) of up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) of up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Sato Licensed Product-by-Sato Licensed Product basis, commencing from the first commercial sale of such Sato Licensed Product in Japan until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Sato under the Sato Agreement covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Sato Licensed Product in Japan, the Company will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Sato Licensed Products, subject to certain royalty reductions.
The term of the Sato Agreement continues until, on a Sato Licensed Product-by-Sato Licensed Product basis, the expiration of the Royalty Term, which is (i) the expiration of the last valid claim in the licensed technology covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) ten years after the first commercial sale of such Sato Licensed Product in Japan. The Sato Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the Sato Agreement at will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, the Company may terminate the Sato Agreement in its entirety if Sato, its affiliate, or sublicensee contests or assists a third party in contesting the scope, validity, or enforceability of any patent or patent application licensed by the Company to Sato. The Company may also terminate the Sato Agreement if Sato or any director, officer, employee, agent, affiliate, sublicensee, or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions, or export or import control laws or regulations, or, subject to the terms of the Sato Agreement, if Sato, its affiliates, and sublicensees do not conduct any material development or commercialization activities of a Sato Licensed Product in Japan for a certain period of time.
No revenue was recorded pursuant to the Sato Agreement for the three months ended March 31, 2026 and 2025.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Huadong License Agreement
In August 2023, the Company entered into a license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), a wholly owned subsidiary of Huadong Medicine Co., Ltd. Pursuant to the terms of the agreement, the Company granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit both cream and foam topical roflumilast for all therapeutic uses for certain dermatological indications (Huadong Licensed Products) in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, the Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (Huadong Territories).
Huadong will, at its expense, develop, obtain regulatory approval for, commercialize, and conduct medical affairs activities for the Huadong Licensed Products, subject to certain of the Company’s approval and oversight rights. The Company will retain exclusive rights for the development, manufacture, and commercialization of topical roflumilast outside the Huadong Territories.
As consideration for the rights granted under the license agreement with Huadong (the Huadong Agreement), Huadong paid the Company a non-refundable upfront fee pursuant to the terms of the agreement upon closing in September 2023. The Company received a net payment of $27.0 million, which consisted of a $30.0 million upfront payment less the applicable tax withholding obligation in China of $3.0 million. In addition, the Company received a net payment of $2.7 million in March 2024 related to the achievement of a development and regulatory milestone less the applicable tax withholding. The Company received a net payment of $1.8 million in each of December 2024, March 2025, and November 2025, related to the achievement of development and regulatory milestones less the applicable tax withholding. The Company may also potentially receive additional payments: (i) of up to an aggregate amount of $15.0 million upon the achievement of certain development and regulatory milestones, (ii) of up to an aggregate amount of $40.3 million upon the achievement of certain sales milestones, and (iii) low double-digit to high-teen double-digit tiered percentage royalties on net sales of the Huadong Licensed Products, all of which would be subject to applicable tax withholding obligations.
The term of the Huadong Agreement continues on a Huadong Licensed Product-by-Huadong Licensed Product and country or region-by-country or region basis, until the expiration of the Royalty Term, which is: (i) the date of expiration of the last valid patent claim related to the Huadong Licensed Products, (ii) ten years after the first commercial sale of a Huadong Licensed Product, and (iii) the expiration of any regulatory exclusivity as to a Huadong Licensed Product. The Huadong Agreement may be terminated by both parties under certain circumstances.
Other revenue and related income tax expense related to the Huadong Agreement was zero for the three months ended March 31, 2026. Other revenue and related income tax expense related to the Huadong Agreement was $2.0 million and $0.2 million, respectively, for the three months ended March 31, 2025.
AstraZeneca License Agreement
In July 2018, the Company entered into an exclusive license agreement with AstraZeneca AB (AstraZeneca), granting the Company a worldwide exclusive license, with the right to sublicense through multiple tiers, under certain AstraZeneca-controlled patent rights, know-how, and regulatory documentation, to research, develop, manufacture, commercialize, and otherwise exploit products containing roflumilast in topical forms, as well as delivery systems sold with or for the administration of roflumilast (collectively, the AZ-Licensed Products), for all diagnostic, prophylactic, and therapeutic uses for human dermatological indications (the Dermatology Field). Under the license agreement with AstraZeneca (the AstraZeneca Agreement), the Company has sole responsibility for development, regulatory, and commercialization activities for the AZ-Licensed Products in the Dermatology Field, at its expense, and it shall use commercially reasonable efforts to develop, obtain, and maintain regulatory approvals for, and commercialize the AZ-Licensed Products in the Dermatology Field in each of the United States, Italy, Spain, Germany, the United Kingdom, France, China, and Japan.
In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In October 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. In May 2025, the Company paid $10.0 million to

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
AstraZeneca upon achievement of $250.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related AstraZeneca Agreement will be in effect. Amortization expense was $0.6 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’ and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and ten years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued liabilities. Royalty expense during the three months ended March 31, 2026 and 2025 was $3.2 million and $1.9 million, respectively.
Ducentis Biotherapeutics LTD Acquisition
On September 7, 2022, the Company entered into an agreement with Ducentis Biotherapeutics LTD. (Ducentis) and certain stockholders of Ducentis (the Share Purchase Agreement), pursuant to which the Company acquired all of the outstanding equity interests in Ducentis for (i) 610,258 shares of the Company's common stock, valued at approximately $12.5 million, and $15.9 million in cash, inclusive of liabilities acquired, and (ii) contingent payments of up to an aggregate of $396.0 million, which may become payable upon the achievement of certain development, regulatory, and commercial milestones. In addition, if applicable, the Company will make payments amounting to a mid-single-digit percentage of any annual net sales of certain products exceeding $1.5 billion.
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
In March 2026, the Company initiated a Phase 1a/1b clinical trial of ARQ-234 for the treatment of moderate-to-severe atopic dermatitis. Upon dosing of the first patient in this trial, the Company became obligated to pay a $10.0 million milestone to former stockholders of Ducentis under the terms of the Share Purchase Agreement. The Company paid $0.8 million of this amount in April 2026. The Company will issue promissory notes for the remaining $9.2 million owed to the former stockholders of Ducentis pursuant to the Share Purchase Agreement. The promissory notes bear no interest, become payable 12 months from issuance, and are callable by the holders as early as seven months from issuance. The Company recognized the $10.0 million in research and development expense in the first quarter of 2026. After this milestone payment, the Company has $386.0 million of contingent payments remaining that may become payable upon the achievement of certain development, regulatory, and commercial milestones.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Commitments and Contingencies
Operating Lease
The Company's lease for its corporate headquarters (22,643 square feet of office space) commenced in February 2019 and was amended in April 2020 in order to relocate to a new expanded space. In August 2025, the Company entered into a second amendment to extend the term of the lease by five years, extending the lease expiration from August 2028 to July 2033. This second amendment had a net effect of increasing the Company's future lease payments by approximately $5.4 million, primarily due to the five additional years of rent payments. In accordance with ASC 842, the Company remeasured the present value of the aggregate lease payments over the amended lease term and recorded an increase to the Company’s operating lease liabilities and existing right-of-use lease asset of approximately $2.9 million in the third quarter of 2025 as a result of this remeasurement.
Manufacturing Agreements
In the normal course of business, the Company enters into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. There have been no material changes to the Company's minimum purchase commitments during the three months ended March 31, 2026.
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
As of March 31, 2026 and December 31, 2025, the Company determined that no loss contingencies from legal proceedings met the threshold of "probable" and "reasonably estimable", as defined in ASC 450. Accordingly, no material amounts have been accrued related to loss contingencies under ASC 450.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded on December 22, 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded on August 2, 2022. As of March 31, 2026 and December 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
As a result of such 2024 Partial Prepayment, subject to the Company generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date equal to 80% of the Company’s projected net product revenue as set forth in its annual plan for the respective period, the Company obtained the ability to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability expired on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. In addition, as a result of the 2024 Partial Prepayment, (i) the maturity date of the Loan Agreement is August 1, 2029, (ii) the applicable per annum interest rate is equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the one-month Secured Overnight Financing Rate (SOFR), (iii) the Company is no longer subject to certain cost and purchase price restrictions regarding acquisitions, and (iv) the Company may prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (a) 3.0% for any prepayment made prior to the first anniversary of the second amendment, (b) 2.0% for any prepayment made after the first anniversary of the second amendment and prior to the second anniversary of the second amendment, or (c) 1.0% for any prepayment made after the second anniversary of the second amendment and prior to the maturity date.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On March 31, 2026, the rate was 9.61%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.

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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of March 31, 2026.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate, or the Default Rate, equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in other income, net, in the condensed consolidated statement of operations and comprehensive loss. The fair value of the embedded derivative as of March 31, 2026 and December 31, 2025 was immaterial and any gains (losses) recognized as a result of the change in fair value during the three months ended March 31, 2026 and 2025 were immaterial.
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
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of debt issuance costs. The final maturity payment of $13.9 million is recognized over the life of the term loan through interest expense. At March 31, 2026 and December 31, 2025, the effective interest rate was 10.75% and 10.92%, respectively. Interest expense relating to the term loan for the three months ended March 31, 2026 and 2025 was $4.4 million and $3.0 million, respectively.
The following summarizes additional information related to the Company's long-term debt (in thousands):

	March 31, 2026	December 31, 2025
Long-term debt, gross	$100,000	$100,000
Accrued final fee	9,218	8,824
Accrued prepayment penalty	1,000	1,000
Unamortized debt issuance costs	(798)	(865)
Total carrying value of debt	109,420	108,959
Less current portion	(7,950)	(1,000)
Long-term debt, net	$101,470	$107,959
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.
9. Stockholders' Equity
The Company's authorized capital stock consists of 310,000,000 shares, all with a par value of $0.0001 per share, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2026.
Equity Offerings
In October 2023, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $95.8 million. In addition to the sale of common stock, the Company issued prefunded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The prefunded warrants have an exercise price of $0.0001 per underlying share of common stock, were fully exercisable upon issuance, and have no expiration date. In October 2025, certain prefunded warrants were exercised, resulting in the issuance of 2,285,000 shares. As of March 31, 2026, prefunded warrants to purchase 5,215,000 shares of the Company's common stock remained outstanding.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity Incentive Plans
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock-based awards. In November 2022 and April 2026, the 2022 Plan reserve was increased by 1,500,000 and 1,200,000 shares, respectively. As of March 31, 2026, the Company had 112,325 shares available for future grant under the 2022 Plan, excluding the April 2026 increase.
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
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2025	6,436,972	$9.17	7.75	$127,945
Granted	1,367,785	26.94
Exercised	(140,674)	7.94
Forfeited	(60,490)	9.16
Expired	—	—
Balance—March 31, 2026	7,603,593	$12.39	7.91	$90,568
Exercisable—March 31, 2026	3,090,137	$8.45	6.45	$47,502
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2026. The intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 was $2.5 million and $1.2 million, respectively.
The total grant-date fair value of the options vested during the three months ended March 31, 2026 and 2025 was $1.9 million and $0.7 million, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $18.58 and $9.70, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2025	6,007,515	$10.83
Granted	1,823,875	26.81
Vested	(1,575,709)	10.47
Forfeited	(123,437)	11.19
Unvested Balance—March 31, 2026	6,132,244	$15.67
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. The total grant-date fair value of the RSUs vested during the three months ended March 31, 2026 and 2025 was $16.5 million and $10.3 million, respectively. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange as previously described.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,152	$3,020
Selling, general, and administrative	7,538	6,758
Total stock-based compensation expense	$10,690	$9,778
As of March 31, 2026, there was $46.7 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3.25 years. As of March 31, 2026, there was $88.4 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 3.3 years.
10. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 5,215,000 and 7,500,000 shares of the Company's common stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
three months ended March 31, 2026 and 2025, respectively, as the exercise price of the pre-funded warrants is negligible and the pre-funded warrants are fully vested and exercisable.
Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, since the effects of potentially dilutive securities are antidilutive. Shares of common stock subject to repurchase are excluded from the weighted-average shares.
Potential dilutive securities, which include unvested RSUs and unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock, and shares to be issued under the Company's employee stock purchase plan (ESPP), have been excluded from the calculation of diluted net loss per common share in each period in which the Company recorded a net loss, as the effect is antidilutive. The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	As of March 31,
	2026	2025
Stock options to purchase common stock	7,603,593	6,962,327
RSUs subject to future vesting	6,132,244	7,192,947
ESPP shares subject to future issuance	55,386	77,830
Total	13,791,223	14,233,104

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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$105,398	$65,846
Less:
Cost of sales	9,222	5,851
Topical roflumilast program costs	3,307	1,446
ARQ-234 program costs	11,003	1,189
Other program costs	95	1,182
Research and development compensation and personnel-related expenses	11,045	9,638
Selling, general, and administrative expenses	73,954	63,884
Other segment expenses (1)	5,861	7,185
Total operating expenses	114,487	90,375
Operating loss	(9,089)	(24,529)

Interest income	2,275	2,537
Interest expense	(4,368)	(2,982)
Other income (expense), net	(20)	193
Provision for income taxes	93	279
Segment and consolidated net loss	$(11,295)	$(25,060)
(1) Other segment expenses include professional services related to research and development, medical affairs, depreciation and amortization expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which has been filed with the Securities and Exchange Commission (SEC). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing treatments for dermatological diseases with high unmet medical needs. Our current portfolio is comprised of highly differentiated topical and systemic treatments with significant potential to treat immune-mediated dermatological diseases and conditions. We believe we have built a leading platform for dermatologic product development and commercialization. Our strategy is to focus on validated biological targets and to use our drug development platform and deep dermatology expertise to develop and commercialize differentiated products that have the potential to address major shortcomings of existing therapies in our targeted indications. We believe this strategy uniquely positions us to rapidly advance our goal of bridging the treatment innovation gap in dermatology, while maximizing our probability of technical success and efficient use of financial resources.
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g., groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily topical treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. In October 2023, we received FDA approval for an expanded indication in plaque psoriasis down to 6 years of age. In November 2025, our supplemental New Drug Application (sNDA) was accepted for filing by the FDA to potentially expand the indication of ZORYVE cream 0.3% for the treatment of plaque psoriasis in children down to the age of 2, with a Prescription Drug User Fee Act (PDUFA) target action date assigned for June 29, 2026. In June 2023, we achieved our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years of age or older. In February 2026, Health Canada accepted our Supplement to a New Drug Submission (SNDS) for ZORYVE cream 0.3% for individuals down to 2 years of age.
In December 2023, we received FDA approval for ZORYVE foam 0.3% (ZORYVE foam) for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, was the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in January 2024 and in Canada in November 2024. We also received FDA approval for ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents aged 12 and older in May 2025, followed by commercial launch in the United States in June 2025. ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents ages 12 and older was also approved by Health Canada in October 2025, followed by commercial launch in November 2025. We have completed enrollment in a Maximum Usage Systemic Exposure (MUSE) trial for ZORYVE foam in children with plaque psoriasis of the scalp and body 2 to 11 years old.
We also received FDA approval for, and commercially launched, ZORYVE cream 0.15% in July 2024 for the topical treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labeling. ZORYVE cream 0.15% was also approved by Health Canada in March 2025 and commercially launched in April 2025. We also received FDA approval for, and commercially launched, ZORYVE cream 0.05% for the topical treatment of mild to moderate atopic dermatitis in children 2 to 5 years of age in October 2025. In October 2025, Health Canada accepted our SNDS for ZORYVE cream 0.05% for the topical treatment of mild to moderate atopic dermatitis in children 2 to 5 years old. In February 2026, we announced positive topline data for INTEGUMENT-INFANT, a Phase 2 study evaluating the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years of age with atopic dermatitis. We submitted an sNDA to the FDA in April 2026 based on the results of this trial to potentially expand the indication for ZORYVE cream 0.05% for the treatment of infants with atopic dermatitis down to the age of 3 months. ZORYVE cream 0.15% and ZORYVE cream 0.05% are once-daily, steroid-free creams that provide rapid disease clearance and significant reduction in itch and have been specifically developed to be treatment options for long-term disease control.
In July 2024, we entered into a promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa received a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024. Effective January 23, 2026, we mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotions of ZORYVE, and we will not be required to make any further payments to Kowa.

In August 2023, we entered into a strategic collaboration and licensing agreement (the Huadong Agreement) for topical roflumilast in Greater China and Southeast Asia with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), a wholly owned subsidiary of Huadong Medicine Co., Ltd. In February 2024, we entered into a strategic collaboration and licensing agreement (the Sato Agreement) for topical roflumilast in Japan with Sato Pharmaceutical Co., Ltd. (Sato).
In September 2022, we acquired Ducentis BioTherapeutics LTD. (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 receptor (CD200R). We are developing ARQ-234 for moderate to severe atopic dermatitis, where we believe it could be a highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. In March 2026, we announced that the first participant had been enrolled in a Phase 1a/1b clinical study evaluating the safety and tolerability of ARQ-234.
In July 2018, we executed a licensing agreement with AstraZeneca AB (AstraZeneca) for exclusive worldwide rights to roflumilast as a topical product for use in humans solely for dermatological indications. Moreover, we have our own intellectual property portfolio around topical uses of roflumilast, with issued and pending formulation, pharmacokinetic, and method-of-use patents in the United States and other jurisdictions from several distinct patent families, which provides us with exclusivity in the United States for our product cream formulation through 2037 and foam formulation through 2042.
We have incurred annual net losses in each year since inception, including net losses of $11.3 million and $25.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,149.4 million and cash, cash equivalents, restricted cash, and marketable securities of $224.3 million. As of March 31, 2026, we had $100.0 million outstanding under a loan and security agreement, as amended, with SLR Investment Corp. (SLR) and the lenders party thereto.
While we generated net income for the quarters ended September 30, 2025 and December 31, 2025, the extent of any net income or losses for future periods is uncertain, and we may continue to incur net losses in future periods. We expect to continue to incur significant expenses as we commercialize ZORYVE, and as we advance our product candidates and label extensions through clinical trials, regulatory submissions and potentially commercialization. We expect to incur commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spending on ARQ-234 and ZORYVE label expansions. While we do not anticipate the need to obtain funds through financings or other sources to support our current planned operations, if our available cash and marketable securities balances, amounts available under financing arrangements, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as potential future collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition.

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We rely on third parties to conduct our nonclinical studies and clinical trials, as well as for the manufacturing and supply of our product candidates and for the commercial supply of our products. Many of these suppliers that we rely on are single-source suppliers.
Components of Our Results of Operations
Revenue
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA-approved product, we began to recognize revenue from product sales, net of deductions. Below are the time periods that we began to recognize product revenue, net of deductions, related to the launches of each of our products and indications:

Product/Indication	Concentration	Region	Age	2022	2023	2024	2025
ZORYVE cream for Plaque Psoriasis	0.3%	United States	> 12 yrs	August
	0.3%	Canada	> 12 yrs		June
	0.3%	United States	6-11 yrs		October
ZORYVE foam for Seborrheic Dermatitis	0.3%	United States	> 9 yrs			January
	0.3%	Canada	> 9 yrs			November
ZORYVE cream for Atopic Dermatitis	0.15%	United States	> 6 yrs			July
	0.15%	Canada	> 6 yrs				April
	0.05%	United States	2-5 yrs				October
ZORYVE foam for Scalp & Body Psoriasis	0.3%	United States	> 12 yrs				June
	0.3%	Canada	> 12 yrs				November
Other Revenue
Other revenue recognized to date is derived primarily from upfront license fees and milestone payments received pursuant to the Sato Agreement and Huadong Agreement. We expect that any other revenue we generate pursuant to these agreements will fluctuate from period to period as a result of the timing of potential milestone achievements and any potential regulatory approvals within the respective Sato Territory and Huadong Territory.
Operating Expenses
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and distribution of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Prior to the date on which the initial regulatory approval was received for each product, costs of inventory production were recorded as research and development expense. As of March 31, 2026 and December 31, 2025, the value of this expensed inventory on hand was approximately $1.7 million and $2.6 million, respectively. Subsequent to initial regulatory approval, costs of production are capitalized into inventory, and as that inventory is sold and revenue is recognized, the cost of the inventory is recognized in cost of sales.

Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and medical affairs activities related to ZORYVE. Research and development costs are expensed as incurred. These costs include direct program expenses, which are third-party expenses incurred related to our research and development programs, including for clinical research organizations, clinical investigators, the manufacturing of clinical material, nonclinical testing and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation, and travel for employees contributing to research and development activities are classified as research and development costs. Direct external costs relate to a specific program. Our internal costs are primarily related to personnel or professional services, apply across programs, and, thus, are not allocable to a specific program.
We expect to continue to incur research and development expenses in the future as we develop our product candidates. In particular, we expect to incur research and development expenses for the development of ARQ-234 for atopic dermatitis and for ZORYVE label expansions and lifecycle management.
We have entered, and may continue to enter, into in-license agreements to access and utilize certain molecules for the treatment of dermatological diseases and disorders. We evaluate whether an in-license agreement is an acquisition of an asset or a business. To date, none of our in-license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments, as well as any milestone payments made before regulatory approval, are immediately recognized as research and development expense, provided there is no alternative future use of the rights in other research and development projects.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, for sales, commercial operations, human resources, information technology, legal and finance employees. Other selling, general and administrative expenses include costs related to sales and marketing of ZORYVE; commissions earned by Kowa under our promotion agreement, which was terminated effective January 23, 2026; professional services costs for patent protection, accounting, auditing, tax, and general legal services; other outside services and consulting costs; information technology; and other overhead.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense is related to interest incurred on our debt.
Provision for Income Taxes
Provision for income taxes is primarily related to foreign income tax expense, foreign withholding taxes incurred in relation to payments received pursuant to our in-license agreements and state income tax expense related to jurisdictions with minimum taxes or taxes based on revenue.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Product revenue, net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$32,670	$23,387	$9,283	40%
ZORYVE foam	49,627	30,240	19,387	64%
ZORYVE cream 0.15%	21,741	10,219	11,522	113%
ZORYVE cream 0.05%	1,360	—	1,360	*
Total product revenue, net	$105,398	$63,846	$41,552	65%
______________
*Not applicable
    The increase in product revenue, net, for ZORYVE cream 0.3% was primarily driven by greater patient demand for ZORYVE cream in the United States and Canada.
The increase in product revenue, net, for ZORYVE foam was primarily driven by greater patient demand for ZORYVE foam for the treatment of seborrheic dermatitis in the United States and Canada,and the commercial launch of ZORYVE foam for plaque psoriasis of the scalp and body in the United States in June 2025 and Canada in November 2025.
The increase in product revenue, net, for ZORYVE cream 0.15% was primarily driven by greater patient demand in the United States, as well as its commercial launch in Canada in April 2025.
The increase in product revenue, net, for ZORYVE cream 0.05% was due to its commercial launch in the United States in October 2025.
Cost of Sales
Cost of sales increased by $1.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to higher sales volumes and the associated increase in expenses recognized for product sold and royalties, partially offset by $2.4 million of catch-up amortization expense recognized in the comparative period for an AstraZeneca milestone achieved.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Direct external costs:
ARQ-234 program	$11,003	$1,189	$9,814	825%
Topical roflumilast program	3,307	1,446	1,861	129%
Other programs	95	1,182	(1,087)	(92)%
Indirect costs:
Compensation and personnel-related	11,045	9,638	1,407	15%
Other	5,177	4,088	1,089	27%
Total research and development expense	$30,627	$17,543	$13,084	75%
For research and development expense, the increase in the ARQ-234 direct program costs was primarily due to the $10.0 million milestone that became payable to certain former Ducentis stockholders upon the dosing of the first patient in the ARQ-234 Phase 1a/1b trial. The increase in the topical roflumilast direct program costs was primarily due to the completion of enrollment and related higher patient costs in our ZORYVE foam MUSE trial for the treatment of scalp and body psoriasis in children aged 2 to 11 years. The increase in indirect costs was primarily driven by increased headcount and related compensation costs.
We expect research and development expenses to continue to increase in 2026, primarily due to our clinical development program for ARQ-234, as well as the development costs associated with ZORYVE label expansions and lifecycle management efforts.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $10.1 million, or 16%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to an increase in sales and marketing expenses of $5.9 million and an increase in compensation and employee benefit related expenses of $4.4 million. These increases were primarily due to our continued commercialization efforts for ZORYVE.
We expect our selling, general and administrative expenses to continue to increase in future periods as we continue to commercialize ZORYVE and potentially other product candidates, as well as support our operations.
Interest Expense
Interest expense increased by $1.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to fees incurred to maintain the availability of the tranche C-1 and tranche C-2 term loans through March 31, 2026 and June 30, 2026, respectively.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE products. We have incurred annual operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of March 31, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $224.3 million, and an accumulated deficit of $1,149.4 million. As of March 31, 2026, we had $100.0 million outstanding under the Loan Agreement.
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

Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of March 31, 2026 and December 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
In October 2024, we made a 2024 Partial Prepayment of $100.0 million, which reduced the aggregate principal amount outstanding under the Loan Agreement to $100.0 million. In connection with the 2024 Partial Prepayment, we are obligated to pay a prepayment penalty of $1.0 million by June 30, 2026 and a final fee of $6.95 million, representing the final fee applicable to the amount of the 2024 Partial Prepayment, on January 1, 2027. As a result of such 2024 Partial Prepayment, subject to us generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date equal to 80% of our projected net product revenue as set forth in its annual plan for the respective period, we obtained the ability to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability expired on March 31, 2026 and the tranche C-2 term loan availability will expire on June 30, 2026. In addition, as a result of the 2024 Partial Prepayment, (i) the maturity date of the Loan Agreement is August 1, 2029 (such date, the Maturity Date), (ii) the applicable per annum interest rate is equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the one-month Secured Overnight Financing Rate (SOFR), (iii) we are no longer subject to certain cost and purchase price restrictions regarding acquisitions, and (iv) we may prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (a) 3.0% for any prepayment made prior to the first anniversary of the second amendment, (b) 2.0% for any prepayment made after the first anniversary of the second amendment and prior to the second anniversary of the second amendment, or (c) 1.0% for any prepayment made after the second anniversary of the second amendment and prior to the Maturity Date.
Principal amounts outstanding under the Term Loans will generally accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate will be a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On March 31, 2026, the rate was 9.61%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.
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
In connection with the Loan Agreement, we are obligated to pay (i) a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans outstanding as of the date of the second amendment, (x) with respect to any 2024 Partial Prepayment, upon the earliest to occur of (A) January 1, 2027, (B) the acceleration of all outstanding Term Loans and (C) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, and (y) with respect to the Term Loans outstanding as of the date of the second amendment (other than 2024 Partial Prepayment), upon the earliest to occur of (A) the Maturity Date, (B) the acceleration of all outstanding Term Loans and (C) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, (ii) a 2.00% fee with respect to tranche C term loans, due and payable on the earliest to occur of (A) the Maturity Date, (B) the acceleration of all outstanding Term Loans and (C) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, (iii) a 2.00% extension fee with respect to tranche C term loans which remain unfunded after December 31, 2025 which shall accrue during the period commencing January 1, 2026, and ending on the earliest to occur of (A) the expiration of the tranche C term loan availability, and (B) the date on which tranche C term loan is fully drawn, and (iv) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the original Prior Loan Agreement, we previously had entered into an Exit Fee Agreement, whereby we agreed to pay an exit fee in the amount of 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
We were in compliance with all covenants under the Loan Agreement as of March 31, 2026.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash provided by (used in) operating activities	$2,239	$(30,380)
Cash provided by (used in) investing activities	(11,332)	11,750
Cash provided by financing activities	1,067	395
Effect of exchange rate changes on cash	(119)	4
Net decrease in cash, cash equivalents, and restricted cash	$(8,145)	$(18,231)
Net Cash Provided by (Used in) Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities consisted of a net loss of $11.3 million, adjusted for certain non-cash charges of $11.7 million and net changes in operating assets and liabilities of $1.8 million. Non-cash items primarily related to stock-based compensation expense of $10.7 million. The overall increase in cash from changes in our net operating assets and liabilities was the result of increasing collections of our accounts receivable and an increase in accrued liabilities, in part due to the $10.0 million Ducentis milestone liability recorded and payable as of March 31, 2026, partially offset by a reduction in accrued compensation as a result of paying our prior year annual bonus for employees in the first quarter of the current year. Other fluctuations in our operating assets and liabilities were due to the timing of payments made to third parties.
During the three months ended March 31, 2025, net cash used by operating activities consisted of a net loss of $25.1 million, adjusted for certain non-cash charges of $12.4 million and offset by a decrease in net working capital of $17.7 million. Non-cash items primarily included stock-based compensation expense of $9.8 million and amortization of intangible assets of $3.0 million.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2026, net cash used by investing activities was comprised primarily of purchases of marketable securities of $62.2 million, partially offset by maturities of marketable securities of $50.8 million.
During the three months ended March 31, 2025, net cash provided by investing activities was comprised primarily of proceeds from maturities of marketable securities of $68.5 million, partially offset by purchases of marketable securities of $56.1 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2026 and March 31, 2025, net cash provided by financing activities was comprised of proceeds from the issuance of our common stock upon exercise of stock options.
Contractual Obligations and Contingent Liabilities
Other than the change related to Ducentis described in Note 6 to the condensed consolidated financial statements in Item 1, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2026, we had cash and cash equivalents of $34.8 million, restricted cash of $0.3 million, and marketable securities of $189.2 million; which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of March 31, 2026, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating rate equal to a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of March 31, 2026, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
The majority of our transactions occur in U.S. dollars, however, we are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets and liabilities. If we would expand our international operations our exposure to exchange rate fluctuations will increase. At March 31, 2026 we had cash balances denominated in Canadian dollars of $6.4 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
On March 13, 2026, Howard G. Welgus, M.D., a member of our Board of Directors, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential exercise and sale of up to 49,134 options, as well as the potential sale of 7,609 shares resulting from RSUs vesting between June 15, 2026 and June 15, 2027.
On March 13, 2026, Todd Franklin Watanabe, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 325,000 shares of common stock held by Mr. Watanabe between June 12, 2026 and June 11, 2027.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1#	Arcutis Biotherapeutics, Inc. Amended and Restated 2022 Employment Inducement Incentive Plan.	S-8	4/21/26	4.3
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
______________
^    Registrant has omitted schedules (or similar attachments) pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	May 06, 2026	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 06, 2026	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)