Form 10-Q
period 2026-06-30
Arcutis Biotherapeutics, Inc.
filed 2026-08-05
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2026 was 125,691,961.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Regulation FD – Channel of Distribution

We periodically post information that may be important to investors on our investor relations website at https://investors.arcutis.com. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors and potential investors are encouraged to consult our website regularly for important information, in addition to following our press releases, filings with the SEC and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$34,121	$42,907
Restricted cash	308	308
Marketable securities	204,431	178,075
Trade receivables, net	155,162	146,229
Inventory	38,879	22,634
Prepaid expenses and other current assets	34,770	21,079
Total current assets	467,671	411,232
Property, plant, and equipment, net	872	1,043
Intangible assets, net	13,687	14,812
Operating lease right-of-use asset	4,253	4,467
Other assets	2,054	1,419
Total assets	$488,537	$432,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,604	$12,528
Current portion of long-term debt, net	6,950	1,000
Accrued and other current liabilities	146,786	116,310
Total current liabilities	160,340	129,838
Operating lease liability, long-term	5,237	5,266
Long-term debt, net	101,950	107,959
Other long-term liabilities	431	431
Total liabilities	267,958	243,494
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000 shares authorized at June 30, 2026 and December 31, 2025; 125,591 and 123,333 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	1,355,593	1,327,595
Accumulated other comprehensive income (loss)	(656)	(44)
Accumulated deficit	(1,134,370)	(1,138,084)
Total stockholders’ equity	220,579	189,479
Total liabilities and stockholders’ equity	$488,537	$432,973
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$129,861	$81,504	$235,259	$145,350
Other revenue	—	—	—	2,000
Total revenues	129,861	81,504	235,259	147,350

Operating expenses:
Cost of sales	10,939	7,492	20,723	16,322
Research and development	20,355	19,453	50,982	36,996
Selling, general and administrative	82,138	69,170	156,214	133,172
Total operating expenses	113,432	96,115	227,919	186,490
Income (loss) from operations	16,429	(14,611)	7,340	(39,140)

Other income (expense):
Interest income	2,279	2,076	4,554	4,613
Interest expense	(3,406)	(3,029)	(7,774)	(6,011)
Other income (expense), net	(157)	20	(177)	213
Total other income (expense)	(1,284)	(933)	(3,397)	(1,185)

Income (loss) before income taxes	15,145	(15,544)	3,943	(40,325)

Provision for income taxes	136	342	229	621

Net income (loss)	$15,009	$(15,886)	$3,714	$(40,946)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(96)	(95)	(447)	(232)
Foreign currency translation adjustment	(46)	200	(165)	204
Total other comprehensive income (loss)	(142)	105	(612)	(28)

Comprehensive income (loss)	$14,867	$(15,781)	$3,102	$(40,974)

Earnings (loss) per share:
Basic	$0.11	$(0.13)	$0.03	$(0.32)
Diluted	$0.11	$(0.13)	$0.03	$(0.32)

Weighted-average shares used in computing earnings (loss) per share:
Basic	130,522	126,997	129,948	126,519
Diluted	135,898	126,997	135,951	126,519
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	123,333	$12	$1,327,595	$(44)	$(1,138,084)	$189,479
Issuance of common stock upon the exercise of stock options	135	—	1,067	—	—	1,067
Issuance of common stock upon the vesting of restricted stock units	1,574	—	—	—	—	—
Stock-based compensation expense	—	—	10,867	—	—	10,867
Unrealized gain (loss) on marketable securities	—	—	—	(351)	—	(351)
Foreign currency translation adjustment	—	—	—	(119)	—	(119)
Net income (loss)	—	—	—	—	(11,295)	(11,295)
Balance—March 31, 2026	125,042	12	1,339,529	(514)	(1,149,379)	189,648
Issuance of common stock upon the exercise of stock options	202	—	1,361	—	—	1,361
Issuance of common stock upon the vesting of restricted stock units	258	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	89	—	1,629	—	—	1,629
Stock-based compensation expense	—	—	13,074	—	—	13,074
Unrealized gain (loss) on marketable securities	—	—	—	(96)	—	(96)
Foreign currency translation adjustment	—	—	—	(46)	—	(46)
Net income (loss)	—	—	—	—	15,009	15,009
Balance—June 30, 2026	125,591	$12	$1,355,593	$(656)	$(1,134,370)	$220,579
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	117,848	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
Issuance of common stock upon the exercise of stock options	110	—	395	—	—	395
Issuance of common stock upon the vesting of restricted stock units	1,180	—	—	—	—	—
Stock-based compensation expense	—	—	9,915	—	—	9,915
Unrealized gain (loss) on marketable securities	—	—	—	(137)	—	(137)
Foreign currency translation adjustment	—	—	—	4	—	4
Net income (loss)	—	—	—	—	(25,060)	(25,060)
Balance—March 31, 2025	119,138	12	1,289,789	(140)	(1,147,003)	142,658
Issuance of common stock upon the exercise of stock options	19	—	61	—	—	61
Issuance of common stock upon the vesting of restricted stock units	522	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	119	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	10,717	—	—	10,717
Unrealized gain (loss) on marketable securities	—	—	—	(95)	—	(95)
Foreign currency translation adjustment	—	—	—	200	—	200
Net income (loss)	—	—	—	—	(15,886)	(15,886)
Balance—June 30, 2025	119,798	$12	$1,301,886	$(35)	$(1,162,889)	$138,974
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,714	$(40,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	23,452	20,267
Amortization of intangible assets	1,125	3,542
Non-cash interest expense	941	846
Net accretion on marketable securities	(405)	(1,554)
Other non-cash items, net	491	348
Changes in operating assets and liabilities:
Accounts receivable, net	(8,934)	(33,621)
Inventory	(15,756)	(1,433)
Prepaid expenses and other current assets	(14,274)	1,018
Accounts payable	(5,923)	863
Accrued liabilities	30,723	21,018
Operating lease liabilities	(276)	(404)
Net cash provided by (used in) operating activities	14,878	(30,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(127,744)	(89,262)
Proceeds from maturities and sales of marketable securities	101,346	129,121
Milestone payment for intangible asset	—	(10,000)
Purchases of property and equipment	(158)	(686)
Net cash provided by (used in) investing activities	(26,556)	29,173
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2,428	456
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,629	1,319
Payment of debt prepayment penalty	(1,000)	—
Net cash provided by financing activities	3,057	1,775
Effect of exchange rate changes on cash	(165)	204
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,786)	1,096
Cash, cash equivalents, and restricted cash at beginning of period	43,215	71,952
Cash, cash equivalents, and restricted cash at end of period	$34,429	$73,048
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$6,830	$5,164
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
The Company received U.S. Food and Drug Administration (FDA) approval of its first product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in July 2022 for the treatment of plaque psoriasis. Since that time, the Company has obtained regulatory approvals and commercially launched ZORYVE in various formulations to treat additional disease states, in additional concentrations for various age groups, and in both the United States and Canada. To date, ZORYVE has received regulatory approval and has been commercially launched, or is awaiting potential regulatory approval, as detailed below.

Product / Indication	Concentration	Region	Age	Stage	2022	2023	2024	2025	2026
ZORYVE cream for Plaque Psoriasis	0.3%	U.S.	> 12 yrs	Commercial launch	August
	0.3%	Canada	> 12 yrs	Commercial launch		June
	0.3%	U.S.	6 yrs -11 yrs	Commercial launch		October
	0.3%	U.S.	2 yrs - 5 yrs	Commercial launch					June
	0.3%	Canada	2 yrs - 12 yrs	SNDS accepted for review					February
ZORYVE foam for Seborrheic Dermatitis	0.3%	U.S.	> 9 yrs	Commercial launch			January
	0.3%	Canada	> 9 yrs	Commercial launch			November
ZORYVE cream for Atopic Dermatitis	0.15%	U.S.	> 6 yrs	Commercial launch			July
	0.15%	Canada	> 6 yrs	Commercial launch				April
	0.05%	U.S.	2 yrs - 5 yrs	Commercial launch				October
	0.05%	Canada	2 yrs - 5 yrs	SNDS accepted for review				October
	0.05%	U.S.	3 mos - 2 yrs	sNDA accepted for review					June
ZORYVE foam for Scalp & Body Psoriasis	0.3%	U.S.	> 12 yrs	Commercial launch				June
	0.3%	Canada	> 12 yrs	Commercial launch				November
Liquidity
The Company has incurred significant annual losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,134.4 million and $1,138.1 million as of June 30, 2026 and December 31, 2025, respectively. While the Company has generated net income in certain recent fiscal quarters, the extent of any net income or losses for future periods is uncertain, and the Company may continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $238.9 million and $221.3 million as of June 30, 2026 and December 31, 2025, respectively. The Company had $100.0 million outstanding under a loan and security agreement, as amended, with SLR Investment Corp. (SLR) and the lenders party thereto as of June 30, 2026. See Note 8.
The Company believes that its existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. If the Company's available cash, cash equivalents, and marketable securities and anticipated future cash flows from operations are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional financing will be available on terms acceptable to the Company or at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to curtail certain planned activities. Failure to manage discretionary spending or raise additional funds, as needed, may adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.

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
These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statement of cash flows, and the notes to the condensed consolidated financial statements.
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
The Company evaluates its available-for-sale debt securities and accounts receivable for expected credit losses at each reporting date. Based on the high credit quality of the issuers underlying its investment portfolio, the short-term nature of its investments, the credit quality of its customers, and its historical collection experience, the Company determined that expected credit losses were insignificant. Accordingly, no allowance for credit losses was recorded as of June 30, 2026 and December 31, 2025.
Fair Value Measurement
The Company’s financial instruments, in addition to those presented in Note 4, include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities. As the long-term debt is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the long-term debt approximates its fair value.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt this guidance on its effective date, beginning with its Annual Report on Form 10-K for the year ending December 31, 2027, and for interim reporting, in the first quarter of 2028. The Company is currently evaluating the impact on its consolidated financial statement disclosures, as well as whether the Company will adopt the guidance on a prospective or retrospective basis.
3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ZORYVE cream 0.3%	$35,327	$27,675	$67,997	$51,062
ZORYVE foam	67,377	39,212	117,004	69,452
ZORYVE cream 0.15%	24,231	14,617	45,972	24,836
ZORYVE cream 0.05%	2,926	—	4,286	—
Total product revenue, net	129,861	81,504	235,259	145,350
Other revenue	—	—	—	2,000
Total revenues	$129,861	$81,504	$235,259	$147,350
Other revenue for the six months ended June 30, 2025 relates to the licensing agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong). See Note 6.
Product revenue, net, from customers located outside the United States represented less than 10% of the Company’s consolidated product revenue, net, for all periods presented.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$28,658	$—	$—	$28,658
Certificates of deposit	—	5,463	—	5,463
Commercial paper	—	16,567	—	16,567
Corporate debt securities	—	94,134	—	94,134
U.S. Treasury and agency securities	93,730	—	—	93,730
Total assets	$122,388	$116,164	$—	$238,552

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	—	5,366	—	5,366
Commercial paper	—	14,789	—	14,789
Corporate debt securities	—	78,764	—	78,764
U.S. Treasury and agency securities	84,522	—	—	84,522
Total assets	$122,063	$98,919	$—	$220,982

Money market funds and U.S. Treasury and agency securities are highly liquid investments and are actively traded with readily-available market prices that are publicly observable.
Certificates of deposit are recorded at book value, as their book values approximates fair value due to their short-term maturities of three months or less.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents, and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	June 30, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$28,658	$—	$—	$28,658
Certificates of deposit	5,463	—	—	5,463
Total cash and cash equivalents	$34,121	$—	$—	$34,121
Marketable securities:
Commercial paper	$16,584	$—	$(17)	$16,567
Corporate debt securities	94,325	1	(192)	94,134
U.S. Treasury and agency securities	93,856	—	(126)	93,730
Total marketable securities	$204,765	$1	$(335)	$204,431

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	5,366	—	—	5,366
Total cash and cash equivalents	$42,907	$—	$—	$42,907
Marketable securities:
Commercial paper	$14,782	$8	$(1)	$14,789
Corporate debt securities	78,687	81	(4)	78,764
U.S. Treasury and agency securities	84,493	45	(16)	84,522
Total marketable securities	$177,962	$134	$(21)	$178,075
As of June 30, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities. The Company generally holds its marketable securities until maturity and neither intends to sell nor is required to sell investments that are in an unrealized loss position before the recovery of their amortized cost basis. For each security with a fair value less than its amortized cost basis, the Company determined the decline in fair value below the amortized cost basis to be non-credit related, and no allowance for losses has been recorded. As of June 30, 2026, there were no individual securities that were in a material unrealized loss position. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable related to available-for-sale securities is presented in prepaid expenses and other current assets, separate from marketable securities, on the consolidated balance sheet. As of June 30, 2026 and December 31, 2025, accrued interest receivable was immaterial. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on available-for-sale securities and to write off any uncollectible accrued interest receivable by recognizing credit loss expense. To date, the Company has not written off any accrued interest receivables.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the amortized cost and fair value of marketable securities by contractual maturity at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Maturing within one year	$143,804	$143,615	$138,281	$138,395
Maturing in one to five years	60,961	60,816	39,681	39,680
Total marketable securities	$204,765	$204,431	$177,962	$178,075
5. Balance Sheet Components
Inventory
The components of inventory are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$15,931	$5,047
Work in progress	8,781	5,033
Finished goods	14,167	12,554
Total inventory	$38,879	$22,634
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid co-pay assistance program and rebates	$16,774	$9,485
Prepaid clinical trial costs	2,786	2,577
Other prepaid expenses and current assets	15,210	9,017
Total prepaid expenses and other current assets	$34,770	$21,079
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued sales deductions	$107,754	$78,308
Accrued compensation	15,507	20,533
Accrued Ducentis milestone	9,198	—
Accrued expenses and other current liabilities	14,327	17,469
Total accrued liabilities	$146,786	$116,310

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
Pursuant to the terms of the Sato Agreement, the Company received an upfront payment of $25.0 million and will potentially receive additional payments (i) of up to an aggregate amount of $10.0 million upon the achievement of certain regulatory milestones and (ii) of up to an aggregate amount of $30.0 million upon the achievement of certain sales milestones. In addition, on a Sato Licensed Product-by-Sato Licensed Product basis, commencing from the first commercial sale of such Sato Licensed Product in Japan until the latest of (i) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Sato under the Sato Agreement covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) 10 years after the first commercial sale of such Sato Licensed Product in Japan, the Company will receive low double-digit to mid-teen double-digit percentage royalties on Sato’s, its affiliates’ and sublicensees’ total annual net sales of all Sato Licensed Products, subject to certain royalty reductions.
The term of the Sato Agreement continues until, on a Sato Licensed Product-by-Sato Licensed Product basis, the expiration of the Royalty Term, which is (i) the expiration of the last valid claim in the licensed technology covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) 10 years after the first commercial sale of such Sato Licensed Product in Japan. The Sato Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the Sato Agreement at will in its entirety upon 90 days’ written notice. Unless unenforceable under applicable law, the Company may terminate the Sato Agreement in its entirety if Sato, its affiliate, or sublicensee contests or assists a third party in contesting the scope, validity, or enforceability of any patent or patent application licensed by the Company to Sato. The Company may also terminate the Sato Agreement if Sato or any director, officer, employee, agent, affiliate, sublicensee, or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions, or export or import control laws or regulations, or, subject to the terms of the Sato Agreement, if Sato, its affiliates, and sublicensees do not conduct any material development or commercialization activities of a Sato Licensed Product in Japan for a certain period of time.
No revenue was recorded pursuant to the Sato Agreement for the three and six months ended June 30, 2026 and 2025.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Huadong License Agreement
In August 2023, the Company entered into a license agreement with Huadong, a wholly owned subsidiary of Huadong Medicine Co., Ltd. Pursuant to the terms of the agreement, the Company granted to Huadong an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Huadong to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit both cream and foam topical roflumilast for all therapeutic uses for certain dermatological indications (Huadong Licensed Products) in Greater China (mainland China, Hong Kong, Macau, and Taiwan) and Southeast Asia (Indonesia, Singapore, the Philippines, Thailand, Myanmar, Brunei, Cambodia, Laos, Malaysia, and Vietnam) (Huadong Territories).
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
No revenue or income tax expense was recorded pursuant to the Huadong Agreement for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized zero and $2.0 million, respectively, other revenue, and zero and $0.2 million, respectively, income tax expense, in each case related to the achievement of a development and regulatory milestone.
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
In the third quarter of 2022, the Company paid $7.5 million to AstraZeneca as a result of the approval of ZORYVE cream 0.3%, which was recorded as an intangible asset. In October 2024, the Company paid $5.0 million to AstraZeneca upon achievement of $100.0 million in worldwide net sales, which was recorded as a cumulative

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
catch-up adjustment to the carrying value of the intangible asset. In May 2025, the Company paid $10.0 million to AstraZeneca upon achievement of $250.0 million in worldwide net sales, which was recorded as a cumulative catch-up adjustment to the carrying value of the intangible asset. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of first commercial sale, as this is the minimum amount of time that the related AstraZeneca Agreement will be in effect. Amortization expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $3.5 million for the three and six months ended June 30, 2025, respectively.
The Company has agreed to make additional cash payments to AstraZeneca of up to an aggregate of $5.0 million upon the achievement of specified regulatory approval milestones with respect to the AZ-Licensed Products. With respect to any AZ-Licensed Products the Company commercializes under the AstraZeneca Agreement, it will pay AstraZeneca a low to high single-digit percentage royalty rate on the Company’s, its affiliates’, and its sublicensees’ net sales of such AZ-Licensed Products, subject to specified reductions, until, as determined on an AZ-Licensed Product-by-AZ-Licensed Product and country-by-country basis, the later of the date of the expiration of the last-to-expire AstraZeneca-licensed patent right containing a valid claim in such country and 10 years from the first commercial sale of such AZ-Licensed Product in such country. As a result of the commercialization of ZORYVE in August 2022, the Company began accruing royalties payable to AstraZeneca, which are recorded in cost of sales and accrued and other current liabilities. Royalty expense was $3.9 million and $7.1 million for the three and six months ended June 30, 2026, respectively, and $2.5 million and $4.4 million for the three and six months ended June 30, 2025, respectively.
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
In March 2026, the Company initiated a Phase 1a/1b clinical trial of ARQ-234 for the treatment of moderate-to-severe atopic dermatitis. Upon dosing of the first patient in this trial, the Company became obligated to pay a $10.0 million milestone to former stockholders of Ducentis under the terms of the Share Purchase Agreement. The Company paid $0.8 million of this amount in April 2026. The Company issued promissory notes in April 2026 for the remaining $9.2 million owed to the former stockholders of Ducentis pursuant to the Share Purchase Agreement. The promissory notes bear no interest, become payable 12 months from issuance, and are callable by the holders as early as seven months from issuance. The Company recognized the $10.0 million in research and development expense in the first quarter of 2026. After this milestone payment, the Company has $386.0 million of contingent payments remaining that may become payable upon the achievement of certain development, regulatory, and commercial milestones.

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
Manufacturing Agreements
In the normal course of business, the Company enters into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. There have been no material changes to the Company's minimum purchase commitments during the six months ended June 30, 2026.
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
As of June 30, 2026 and December 31, 2025, the Company determined that no loss contingencies from legal proceedings met the threshold of "probable" and "reasonably estimable", as defined in ASC 450. Accordingly, no material amounts have been accrued related to loss contingencies under ASC 450.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of June 30, 2026 and December 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
On October 8, 2024, the Company made a 2024 Partial Prepayment of $100.0 million, which reduced the aggregate principal amount outstanding under the Loan Agreement to $100.0 million. In connection with the 2024 Partial Prepayment, the Company paid a prepayment penalty of $1.0 million during the three months ended June 30, 2026, and is obligated to pay a final fee of $6.95 million, representing the final fee applicable to the amount of the 2024 Partial Prepayment, on January 4, 2027.
As a result of such 2024 Partial Prepayment, subject to the Company generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date equal to 80% of the Company’s projected net product revenue as set forth in its annual plan for the respective period, the Company obtained the ability to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability expired on March 31, 2026 and the tranche C-2 term loan availability expired on June 30, 2026. Neither tranche was drawn prior to its expiration. In addition, as a result of the 2024 Partial Prepayment, (i) the maturity date of the Loan Agreement is August 1, 2029, (ii) the applicable per annum interest rate is equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the one-month Secured Overnight Financing Rate (SOFR), (iii) the Company is no longer subject to certain cost and purchase price restrictions regarding acquisitions, and (iv) the Company may prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (a) 2.0% for any prepayment made after August 9, 2025 and prior to August 9, 2026 or (b) 1.0% for any prepayment made after August 9, 2026 and prior to the maturity date.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. As a result of the 2024 Partial Prepayment, the applicable interest rate is a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On June 30, 2026, the rate was 9.57%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.
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
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of June 30, 2026.
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum (Default Rate) will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in other income, net, in the condensed consolidated statement of operations and comprehensive income (loss). The fair value of the embedded derivative as of June 30, 2026 and December 31, 2025 was immaterial and any gains (losses) recognized as a result of the change in fair value during the three and six months ended June 30, 2026 and 2025 were immaterial.
In connection with the Loan Agreement, the Company is obligated to pay a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans outstanding as of the date of the second amendment (A) with respect to any 2024 Partial Prepayment, upon the earliest to occur of (a) January 4, 2027, (b) the acceleration of all outstanding Term Loans and (c) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, and (B) with respect to the Term Loans outstanding as of the date of the second amendment (other than the 2024 Partial Prepayment), upon the earliest to occur of (a) the maturity date, (b) the acceleration of all outstanding Term Loans and (c) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans. The Company was also obligated to pay (i) a $1.0 million facility fee with respect to tranche C term loans, which was accrued for in the first quarter of 2026 and paid out in the second quarter of 2026, and (ii) a $1.0 million extension fee with respect to tranche C term loans that remained unfunded after December 31, 2025, which was accrued for and paid out during the period commencing January 1, 2026 and ending on June 30, 2026. Additionally, in connection with the original Prior Loan Agreement, the Company previously had entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount of 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loan, the exit fee will expire 10 years from the date of the Loan Agreement.
The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final fee of $13.9 million and other fees referenced in the previous paragraph are recognized throughout the life of the term loan and recorded in interest expense. At June 30, 2026 and December 31, 2025, the effective interest rate was 10.71% and 10.92%, respectively. Interest expense relating to the term loan was $3.4 million and $7.8 million for the three and six months ended June 30, 2026, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2025, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes additional information related to the Company's long-term debt (in thousands):

	June 30, 2026	December 31, 2025
Long-term debt, gross	$100,000	$100,000
Accrued final fee	9,628	8,824
Accrued prepayment penalty	—	1,000
Unamortized debt issuance costs	(728)	(865)
Total carrying value of debt	108,900	108,959
Less current portion	(6,950)	(1,000)
Long-term debt, net	$101,950	$107,959
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.
9. Stockholders' Equity
The Company's authorized capital stock consists of 310,000,000 shares, all with a par value of $0.0001 per share, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2026.
Equity Offerings
In October 2023, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $95.8 million. In addition to the sale of common stock, the Company issued pre-funded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, were fully exercisable upon issuance, and have no expiration date. In October 2025, certain pre-funded warrants were exercised, resulting in the issuance of 2,285,000 shares. As of June 30, 2026, pre-funded warrants to purchase 5,215,000 shares of the Company's common stock remained outstanding.
In March 2024, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $161.7 million.
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
Equity Incentive Plans
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), and other stock-based awards. In November 2022 and April 2026, the 2022 Plan reserve was increased by 1,500,000 and 1,200,000 shares, respectively. As of June 30, 2026, the Company had 990,908 shares available for future grant under the 2022 Plan.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Option Exchange Program
On January 16, 2024, the Company commenced an offer to certain eligible employees and consultants to exchange certain outstanding eligible options to purchase shares of the Company’s common stock for a lesser number of RSUs pursuant to an option exchange program (the Option Exchange). The Option Exchange expired on February 12, 2024. Pursuant to the Option Exchange, eligible option holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 5,059,129 shares of the Company’s common stock, representing approximately 98% of the total shares of common stock underlying the eligible options. On February 13, 2024, immediately following the expiration of the Option Exchange, the Company granted 2,129,594 Replacement RSU Awards, pursuant to the terms of the Option Exchange. The Replacement RSU Awards vest based on continued service with the Company over a period of either 1, 2 or 3 years, depending on the grant date of the exchanged options.
The exchange of stock options was treated as a modification for accounting purposes, which requires an incremental expense of $8.6 million to be recognized for the Replacement RSU Awards over their new service periods (1 - 3 years). In addition, any unamortized expense remaining on the exchanged options as of the modification will be recognized over their original remaining service period.
Stock Option Activity
The following summarizes option activity:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($, in thousands)
Balance—December 31, 2025	6,436,972	$9.17	7.75	$127,945
Granted	1,623,121	26.17
Exercised	(336,941)	7.21
Forfeited	(238,285)	13.25
Expired	—	—
Balance—June 30, 2026	7,484,867	$12.82	7.73	$101,667
Exercisable—June 30, 2026	3,472,101	$9.27	6.55	$59,188
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2026. The intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 was $5.7 million and $1.4 million, respectively.
The total grant-date fair value of the options vested during the six months ended June 30, 2026 and 2025 was $7.0 million and $4.6 million, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $17.95 and $9.69, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Balance—December 31, 2025	6,007,515	$10.83
Granted	2,320,599	26.02
Vested	(1,832,747)	10.53
Forfeited	(264,917)	13.61
Unvested Balance—June 30, 2026	6,230,450	$16.46
The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. The total grant-date fair value of the RSUs vested during the six months ended June 30, 2026 and 2025 was

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
$19.3 million and $14.7 million, respectively. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange as previously described.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,406	$3,208	$6,558	$6,228
Selling, general and administrative	9,356	7,281	16,894	14,039
Total stock-based compensation expense	$12,762	$10,489	$23,452	$20,267
As of June 30, 2026, there was $44.0 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 3 years. As of June 30, 2026, there was $89.5 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 3.2 years.
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net earnings per share is computed by dividing net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Pre-funded warrants to purchase 5,215,000 shares of the Company's common stock for the three and six months ended June 30, 2026, and 7,500,000 shares of the Company's common stock for the three and six months ended June 30, 2025, were included in the weighted-average common shares outstanding used in calculating basic and diluted net income (loss) per share, as the exercise price of the pre-funded warrants is negligible and the pre-funded warrants are fully vested and exercisable.
The following table is a reconciliation of the share amounts used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding - Basic	130,522,399	126,997,384	129,947,615	126,519,777
Effect of dilutive securities	5,375,847	—	6,003,245	—
Weighted-average common shares outstanding - Diluted	135,898,246	126,997,384	135,950,860	126,519,777
The Company's potential dilutive securities include unvested RSUs and unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock, and shares to be issued under the Company's employee stock purchase plan (ESPP). Certain of these potential dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as the effect would be anti-dilutive.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	1,911,509	6,922,441	1,882,027	6,922,441
RSUs subject to future vesting	1,982,226	6,582,460	1,696,226	6,582,460
ESPP shares subject to future issuance	86,126	22,479	82,243	22,479
Total	3,979,861	13,527,380	3,660,496	13,527,380

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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$129,861	$81,504	$235,259	$147,350
Less:
Cost of sales	10,376	6,929	19,598	12,780
Topical roflumilast program costs	1,983	2,827	5,290	4,273
ARQ-234 program costs	1,302	845	12,305	2,034
Other program costs	102	1,193	197	2,375
Research and development compensation and personnel-related expenses	11,366	9,779	22,411	19,417
Selling, general and administrative expenses	82,008	69,033	155,962	132,917
Other segment expenses(1)	6,295	5,509	12,156	12,694
Total operating expenses	113,432	96,115	227,919	186,490
Operating income (loss)	16,429	(14,611)	7,340	(39,140)

Interest income	2,279	2,076	4,554	4,613
Interest expense	(3,406)	(3,029)	(7,774)	(6,011)
Other income (expense), net	(157)	20	(177)	213
Provision for income taxes	136	342	229	621
Segment and consolidated net income (loss)	$15,009	$(15,886)	$3,714	$(40,946)
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
We launched our lead product, ZORYVE® (roflumilast) cream 0.3% (ZORYVE cream 0.3%), in August 2022 after obtaining our initial U.S. Food and Drug Administration (FDA) approval for the treatment of plaque psoriasis, including psoriasis in the intertriginous areas (e.g., groin or axillae), in individuals 12 years of age or older. ZORYVE cream 0.3% is a once-daily topical formulation of roflumilast, a highly potent and selective phosphodiesterase-4 (PDE4) inhibitor. ZORYVE cream 0.3% is approved for once-daily topical treatment of mild, moderate, and severe plaque psoriasis with no limitations on location or duration of use. We received FDA approvals for expanded indications in plaque psoriasis down to 6 years of age and subsequently down to 2 years of age in October 2023 and June 2026, respectively. In June 2023, we achieved our first commercial launch outside of the United States following Health Canada approval of ZORYVE cream 0.3% for the treatment of plaque psoriasis in individuals 12 years of age or older. In February 2026, Health Canada accepted for review our Supplement to a New Drug Submission (SNDS) for ZORYVE cream 0.3% for individuals down to 2 years of age.
In December 2023, we received FDA approval for ZORYVE foam 0.3% (ZORYVE foam) for the treatment of seborrheic dermatitis in individuals aged 9 years and older, with no limitation on severity, location, or duration of use. ZORYVE foam is a once-daily steroid-free foam and, as a PDE4 inhibitor, was the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. ZORYVE foam became commercially available in the United States in January 2024 and in Canada in November 2024. We also received FDA approval for ZORYVE foam for the treatment of plaque psoriasis of the scalp and body in adults and adolescents aged 12 and older, which was commercially launched in the United States in June 2025 and in Canada in November 2025. We have completed enrollment in a Maximum Usage Systemic Exposure (MUSE) trial for ZORYVE foam in children aged 2 to 11 years old with plaque psoriasis of the scalp and body, which we believe could be sufficient basis for an expansion of the indication of this product in the future.
We also received FDA approval for, and commercially launched, ZORYVE cream 0.15% in July 2024 for the topical treatment of mild to moderate atopic dermatitis in adults and pediatric patients 6 years and older, with no limitation on location, body surface area treated, concomitant use, or duration of use specified in the approved labeling. ZORYVE cream 0.15% was also commercially launched in Canada in April 2025. We also received FDA approval for, and commercially launched, ZORYVE cream 0.05% for the topical treatment of mild to moderate atopic dermatitis in children 2 to 5 years of age in October 2025. In October 2025, Health Canada accepted for review our SNDS for ZORYVE cream 0.05% for the topical treatment of mild to moderate atopic dermatitis in children 2 to 5 years old. In February 2026, we announced positive top-line data for INTEGUMENT-INFANT, a Phase 2 study evaluating the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years of age with atopic dermatitis. We submitted a Supplemental New Drug Application (sNDA) to the FDA based on the results of this trial to potentially expand the indication for ZORYVE cream 0.05% for the treatment of infants with atopic dermatitis down to the age of 3 months, which has been assigned a Prescription Drug User Fee Act (PDUFA) target action date of February 23, 2027. ZORYVE cream 0.15% and ZORYVE cream 0.05% are once-daily, steroid-free creams that provide rapid disease clearance and significant reduction in itch and have been specifically developed to be treatment options for long-term disease control.
In July 2024, we entered into a promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa received a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024. Effective January 23, 2026, we mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotions of ZORYVE, and we will not be required to make any further payments to Kowa. We have now assumed all responsibility for promotion of ZORYVE to primary care practitioners and pediatricians in the United States, and has built a dedicated commercial team to execute those activities.

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
In September 2022, we acquired Ducentis BioTherapeutics LTD. (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 receptor (CD200R). We are developing ARQ-234 for moderate to severe atopic dermatitis, where we believe it could be a highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. In March 2026, the first participant was enrolled in our Phase 1a/1b clinical study evaluating the safety and tolerability of ARQ-234.
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
We have incurred annual net losses in each year since inception. We had a net income of $3.7 million and a net loss of $40.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,134.4 million, cash, cash equivalents, restricted cash, and marketable securities of $238.9 million, and $100.0 million outstanding under a loan and security agreement, as amended, with SLR Investment Corp. (SLR) and the lenders party thereto.
While we have generated net income for certain recent fiscal quarters, the extent of any net income or losses for future periods is uncertain, and we may continue to incur net losses in future periods. We expect to continue to incur significant expenses as we commercialize ZORYVE and as we advance our product candidates and label extensions through clinical trials, regulatory submissions, and potentially commercialization. We expect to incur commercialization expenses related to the sales, marketing, manufacturing, and distribution of ZORYVE, while we focus our clinical development spending on ARQ-234 and ZORYVE label expansions. While we do not anticipate the need to obtain funds through financings or other sources to support our current planned operations, if our available cash and marketable securities balances, amounts available under financing arrangements, and anticipated future cash flows from operations are insufficient to cover these expenses, we may need to fund our operations through equity or debt financings or other sources, such as potential future collaboration agreements. Adequate funding may not be available to us on acceptable terms, or at all. Any failure to obtain sufficient funds on acceptable terms if or when needed could have a material adverse effect on our business, results of operations, and financial condition.

We do not own or independently operate any manufacturing facilities, and currently have no plans to establish any such facilities. We rely on third parties to conduct our nonclinical studies and clinical trials, as well as for the manufacturing and supply of our product candidates and for the commercial supply of our products. Many of these suppliers that we rely on are single-source suppliers.

Components of Our Results of Operations
Revenue
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA-approved product, we began to recognize revenue from product sales, net of deductions. Below are the time periods in which we began to recognize product revenue, net of deductions, related to the launches of each of our products and indications:

Product/Indication	Concentration	Region	Age	2022	2023	2024	2025	2026
ZORYVE cream for Plaque Psoriasis	0.3%	U.S.	> 12 yrs	August
	0.3%	Canada	> 12 yrs		June
	0.3%	U.S.	6-11 yrs		October
	0.3%	U.S.	2-5 yrs					June
ZORYVE foam for Seborrheic Dermatitis	0.3%	U.S.	> 9 yrs			January
	0.3%	Canada	> 9 yrs			November
ZORYVE cream for Atopic Dermatitis	0.15%	U.S.	> 6 yrs			July
	0.15%	Canada	> 6 yrs				April
	0.05%	U.S.	2-5 yrs				October
ZORYVE foam for Scalp & Body Psoriasis	0.3%	U.S.	> 12 yrs				June
	0.3%	Canada	> 12 yrs				November
Other Revenue
Other revenue recognized to date is derived primarily from upfront license fees and milestone payments received pursuant to the Sato Agreement and Huadong Agreement. We expect that any other revenue we generate pursuant to these agreements will fluctuate from period to period as a result of the timing of potential milestone achievements and any potential regulatory approvals within the respective Sato Territory and Huadong Territories.
Operating Expenses
Cost of Sales
Cost of sales includes direct and indirect costs related to the manufacturing and warehousing of ZORYVE, including raw materials, third-party manufacturing costs, packaging services, storage and freight-in, as well as third-party royalties payable on our net product sales and amortization of intangible assets associated with ZORYVE.
Prior to the date on which the initial regulatory approval was received for each product, costs of inventory production were recorded as research and development expense. As of June 30, 2026 and December 31, 2025, the value of this expensed inventory on hand was approximately $0.9 million and $2.6 million, respectively. Subsequent to initial regulatory approval, costs of production are capitalized into inventory, and as that inventory is sold and revenue is recognized, the cost of the inventory is recognized in cost of sales.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts, activities related to regulatory filings for our product candidates, and medical affairs activities related to ZORYVE. Research and development costs are expensed as incurred. These costs include direct program expenses, which are third-party expenses incurred related to our research and development programs, including for clinical research organizations, clinical investigators, the manufacturing of clinical material, nonclinical testing, and consultants. In addition, employee costs, including salaries, payroll taxes, benefits, stock-based compensation, and travel for employees contributing to research and development activities, are classified as research and development costs. Direct external costs relate to a specific program. Our internal costs are primarily related to personnel or professional services, apply across programs, and, thus, are not allocable to a specific program.

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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and travel, for sales, commercial operations, human resources, information technology, legal, and finance employees. Other selling, general and administrative expenses include costs related to the sales and marketing of ZORYVE; outbound distribution; commissions earned by Kowa under our promotion agreement, which was terminated effective January 23, 2026; professional services costs for patent protection, accounting, auditing, tax, and general legal services; other outside services and consulting costs; information technology; and other overhead.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense is related to interest and fees incurred on our debt.
Provision for Income Taxes
Provision for income taxes is primarily related to foreign income tax expense, foreign withholding taxes incurred in relation to payments received pursuant to our in-license agreements, and state income tax expense related to jurisdictions with minimum taxes or taxes based on revenue.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
Product revenue, net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$35,327	$27,675	$7,652	28%
ZORYVE foam	67,377	39,212	28,165	72%
ZORYVE cream 0.15%	24,231	14,617	9,614	66%
ZORYVE cream 0.05%	2,926	—	2,926	*
Total product revenue, net	$129,861	$81,504	$48,357	59%
______________
*Not applicable
    The increase in product revenue, net, for ZORYVE cream 0.3% was primarily driven by greater patient demand for ZORYVE cream.
The increase in product revenue, net, for ZORYVE foam was primarily driven by greater patient demand for ZORYVE foam for the treatment of seborrheic dermatitis and the commercial launch of ZORYVE foam for plaque psoriasis of the scalp and body in the United States in June 2025.
The increase in product revenue, net, for ZORYVE cream 0.15% was primarily driven by greater patient demand.
The increase in product revenue, net, for ZORYVE cream 0.05% was due to its commercial launch in the United States in October 2025.
Cost of Sales
Cost of sales increased by $3.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to higher sales volumes and the associated increase in expenses recognized for product sold and royalties.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands)
Direct external costs:
ARQ-234 program	$1,302	$845	$457	54%
Topical roflumilast program	1,983	2,827	(844)	(30)%
Other programs	102	1,193	(1,091)	(91)%
Indirect costs:
Compensation and personnel-related	11,366	9,779	1,587	16%
Other	5,602	4,809	793	16%
Total research and development expense	$20,355	$19,453	$902	5%
Research and development expense remained materially consistent, with an increase in indirect costs primarily attributable to growth in headcount and investments in medical education. This was partially offset by a decrease in direct program development costs, which included lower topical roflumilast costs as we close out the INTEGUMENT-INFANT trial.

We expect research and development expenses to continue to increase in future periods, primarily due to our clinical development program for ARQ-234, as well as the development costs associated with ZORYVE label expansions and lifecycle management efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.0 million, or 19%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to increases in compensation and employee benefit related expenses of $9.5 million, sales and marketing expenses of $1.9 million, and other outside spend, partially offset by lower commissions paid out to Kowa following termination of our promotion agreement with Kowa in January 2026. A portion of the higher personnel costs was related to an increase in headcount, including the expansion of our dermatology sales force, to support our continued commercialization efforts for ZORYVE.
We expect our selling, general and administrative expenses to continue to increase in future periods as we continue to commercialize ZORYVE and potentially other product candidates, as well as support our operations.
Interest Expense
Interest expense increased by $0.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the extension fee incurred with respect to the tranche C-1 and C-2 term loans that remained unfunded after December 31, 2025 through June 30, 2026.
Comparison of the Six Months Ended June 30, 2026 and 2025
Product revenue, net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$67,997	$51,062	$16,935	33%
ZORYVE foam	117,004	69,452	47,552	68%
ZORYVE cream 0.15%	45,972	24,836	21,136	85%
ZORYVE cream 0.05%	4,286	—	4,286	*
Total product revenue, net	$235,259	$145,350	$89,909	62%
______________
*Not applicable
    The increase in product revenue, net, for ZORYVE cream 0.3% was primarily driven by greater patient demand for ZORYVE cream.
The increase in product revenue, net, for ZORYVE foam was primarily driven by greater patient demand for ZORYVE foam for the treatment of seborrheic dermatitis and the commercial launch of ZORYVE foam for plaque psoriasis of the scalp and body in the United States in June 2025.
The increase in product revenue, net, for ZORYVE cream 0.15% was primarily driven by greater patient demand.
The increase in product revenue, net, for ZORYVE cream 0.05% was due to its commercial launch in the United States in October 2025.
Other Revenue
Other revenue of $2.0 million for the six months ended June 30, 2025 was related to a milestone payment received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $4.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to higher sales volumes and the associated increase in expenses recognized for product sold and royalties, partially offset by $2.7 million of catch-up amortization expense recognized in the comparative period for an AstraZeneca milestone achieved.
Research and Development Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands)
Direct external costs:
ARQ-234 program	$12,305	$2,034	$10,271	505%
Topical roflumilast program	5,290	4,273	1,017	24%
Other programs	197	2,375	(2,178)	(92)%
Indirect costs:
Compensation and personnel-related	22,411	19,417	2,994	15%
Other	10,779	8,897	1,882	21%
Total research and development expense	$50,982	$36,996	$13,986	38%
The increase of $14.0 million in research and development expenses was primarily due to the $10.0 million milestone that became payable to certain former Ducentis stockholders in the first quarter of 2026 upon the dosing of the first patient in the ARQ-234 Phase 1a/1b trial, with the remaining increase primarily attributable to higher indirect costs, including growth in headcount and investments in medical education. The decrease in other program expenses primarily reflected lower JAK inhibitor–related direct costs, following the completion of the Phase 1b clinical study for our ARQ-255 program in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23.0 million, or 17%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to increases in compensation and employee benefit related expenses of $13.9 million and sales and marketing expenses of $7.8 million, partially offset by lower commissions paid out to Kowa following termination of our promotion agreement with Kowa in January 2026. A portion of the higher personnel costs was related to an increase in headcount, including the expansion of our dermatology sales force, to support our continued commercialization efforts for ZORYVE.
Interest Expense
Interest expense increased by $1.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to fees incurred to maintain the availability of the tranche C-1 and tranche C-2 term loans through March 31, 2026 and June 30, 2026, respectively.
Liquidity, Capital Resources, and Requirements
Sources of Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our IPO completed in January 2020, our follow-on financings in October 2020, February 2021, August 2022, October 2023, and March 2024, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE products. We have incurred annual operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of June 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $238.9 million, an accumulated deficit of $1,134.4 million, and $100.0 million outstanding under the Loan Agreement.
We believe that our existing capital resources will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of our financial statements.
If our capital resources are insufficient to satisfy our requirements, we may need to fund our operations through the sale of our equity securities, accessing or incurring additional debt, entering into licensing or collaboration agreements with partners, grants, or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources if or when needed, it may be necessary to significantly reduce our current rate of spending through, among other things, reductions in staff and delaying, scaling back, or stopping certain research and development programs, nonclinical studies, clinical trials, or other development activities, and commercialization efforts. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents, and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.
We have based our projected operating requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Any future funding requirements will depend on many factors, including, but not limited to:
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

Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR Investment Corp. (SLR) and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of June 30, 2026 and December 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
In October 2024, we made a 2024 Partial Prepayment of $100.0 million, which reduced the aggregate principal amount outstanding under the Loan Agreement to $100.0 million. In connection with the 2024 Partial Prepayment, we paid a prepayment penalty of $1.0 million during the second quarter of 2026 and are obligated to pay a final fee of $6.95 million, representing the final fee applicable to the amount of the 2024 Partial Prepayment, on January 4, 2027. As a result of such 2024 Partial Prepayment, subject to us generating a minimum net product revenue for the trailing six (6) month period ending as of the month prior to the borrowing date equal to 80% of our projected net product revenue as set forth in our annual plan for the respective period, we obtained the ability to draw down the tranche C-1 and tranche C-2 term loans. The tranche C-1 term loan availability expired on March 31, 2026, and the tranche C-2 term loan availability expired on June 30, 2026. Neither tranche was drawn prior to its expiration. In addition, as a result of the 2024 Partial Prepayment, (i) the maturity date of the Loan Agreement is August 1, 2029 (such date, the Maturity Date), (ii) the applicable per annum interest rate is equal to 5.95% plus the greater of (a) 2.50% per annum and (b) the one-month Secured Overnight Financing Rate (SOFR), (iii) we are no longer subject to certain cost and purchase price restrictions regarding acquisitions, and (iv) we may prepay principal amounts outstanding under the Term Loans in minimum increments of $25.0 million, subject to a prepayment premium of (a) 2.0% for any prepayment made after August 9, 2025 and prior to August 9, 2026 or (b) 1.0% for any prepayment made after August 9, 2026 and prior to the Maturity Date.
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate is a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On June 30, 2026, the rate was 9.57%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.
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
In connection with the Loan Agreement, we are obligated to pay a final fee equal to 6.95% of the aggregate original principal amount of the Term Loans outstanding as of the date of the second amendment, (A) with respect to any 2024 Partial Prepayment, upon the earliest to occur of (a) January 4, 2027, (b) the acceleration of all outstanding Term Loans, and (c) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans, and (B) with respect to the Term Loans outstanding as of the date of the second amendment (other than 2024 Partial Prepayment), upon the earliest to occur of (a) the Maturity Date, (b) the acceleration of all outstanding Term Loans and (c) the prepayment, or refinancing, substitution or replacement of all outstanding Term Loans. We were also obligated to pay (i) a $1.0 million facility fee with respect to tranche C term loans, which was paid in the second quarter of 2026, (ii) a $1.0 million extension fee with respect to tranche C term loans that remained unfunded after December 31, 2025, which was accrued for and paid out during the period commencing January 1, 2026, and ending on June 30, 2026, and (iii) a certain amount of lenders’ expenses incurred in connection with the execution of the Loan Agreement. Additionally, in connection with the original Prior Loan Agreement, we had previously entered into an Exit Fee Agreement, whereby we agreed to pay an exit fee in the amount of 3.0% of each Term Loan funded upon (i) any change of control transaction or (ii) a revenue milestone, calculated on a trailing six-month basis. Notwithstanding the prepayment or termination of the Term Loans, the exit fee will expire 10 years from the date of the Loan Agreement.
We were in compliance with all covenants under the Loan Agreement as of June 30, 2026.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash provided by (used in) operating activities	$14,878	$(30,056)
Cash provided by (used in) investing activities	(26,556)	29,173
Cash provided by financing activities	3,057	1,775
Effect of exchange rate changes on cash	(165)	204
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,786)	$1,096
Net Cash Provided by (Used in) Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities consisted of net income of $3.7 million and net changes in operating assets and liabilities of $14.4 million. Non-cash items primarily related to stock-based compensation expense of $23.5 million. The overall decrease in cash from changes in our net operating assets and liabilities was the result of increasing accounts receivable primarily related to increased sales volume and higher prepaid assets primarily related to the timing of payments, partially offset by an increase in accrued liabilities. The increase in accrued liabilities was primarily due to higher accrued sales deductions from higher sales volume as well as the $10.0 million Ducentis milestone liability recorded and payable as of June 30, 2026, partially offset by a reduction in accrued compensation as a result of paying our prior year annual bonus for employees in the first quarter of the current year. Other fluctuations in our operating assets and liabilities were due to the timing of payments made to third parties.
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
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was comprised primarily of purchases of marketable securities of $127.7 million, partially offset by maturities of marketable securities of $101.3 million.
During the six months ended June 30, 2025, net cash provided by investing activities was $29.2 million, which was comprised primarily of proceeds from the maturities of marketable securities of $129.1 million, offset by purchases of marketable securities of $89.3 million and a milestone payment made to AstraZeneca of $10.0 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $3.1 million, which was comprised primarily of $2.4 million of proceeds from the issuance of common stock upon the exercise of stock options, and $1.6 million of proceeds from the issuance of our common stock pursuant to our employee stock purchase plan, partially offset by a $1.0 million payment of the prepayment penalty associated with our tranche A term loan.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2026, we had cash and cash equivalents of $34.1 million, restricted cash of $0.3 million, and marketable securities of $204.4 million, which consist of bank deposits, money market funds, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of June 30, 2026, we had $100.0 million outstanding under our Loan Agreement. Amounts outstanding under our Loan Agreement bear interest at a floating per annum rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the amount outstanding under our Loan Agreement as of June 30, 2026, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
The majority of our transactions occur in U.S. dollars; however, we are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets, and liabilities. If we expand our international operations, our exposure to exchange rate fluctuations will increase. At June 30, 2026, we had cash balances denominated in Canadian dollars of $7.9 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of Delaware on March 27, 2024, based on the submission to the FDA of an Abbreviated New Drug Application (ANDA) seeking approval to market and sell a generic version of Arcutis’ ZORYVE cream 0.3% for the treatment of plaque psoriasis. The Company asserts infringement of the following eleven patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE cream 0.3% : 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796; 11,819,496; 11,992,480; 12,005,051; 12,005,052; 12,011,437; and 12,016,848 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents, and, based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to be infringed.
In March 2025, Arcutis agreed to file a joint stipulation to stay the ongoing patent litigation with Padagis at the request of Padagis. On April 3, 2025, the court stayed the case and canceled all case deadlines, including the trial. The automatic 30-month stay of FDA approval of Padagis’s ANDA seeking approval for Arcutis’ ZORYVE cream 0.3% was set to expire on August 14, 2026. The 30-month stay will be extended for each day the stay is in place, starting March 24, 2025, until the stay is lifted.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
On June 4, 2026, Todd Franklin Watanabe, our Chief Executive Officer, terminated a Rule 10b5-1 trading plan, which plan was previously adopted on March 13, 2026 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 325,000 shares of common stock held by Mr. Watanabe between June 12, 2026 and June 11, 2027. Prior to its termination, no shares were sold under the plan.
On June 5, 2026, Todd Franklin Watanabe, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential exercise and sale of up to 325,000 options between August 27, 2026 and August 31, 2027.
On June 9, 2026, Masaru Matsuda, our Chief Legal Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential exercise and sale of up to 40,000 options, as well as the potential sale of 45,792 shares of common stock held by Mr. Matsuda between September 8, 2026 and September 1, 2027.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
10.1#	Arcutis Biotherapeutics, Inc. Amended and Restated 2022 Employment Inducement Incentive Plan.	S-8	4/21/26	99.1
10.2#	Amended and Restated Non-Employee Director Compensation Program.	8-K	6/9/26	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	August 05, 2026	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 05, 2026	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)