Form 10-Q
period 2026-09-30
Arcutis Biotherapeutics, Inc.
filed 2026-11-04
CIK 1787306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of October 30, 2026 was 126,455,033.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth, commercialization of approved products, and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Regulation FD – Channel of Distribution

We periodically post information that may be important to investors on our investor relations website at https://investors.arcutis.com. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors and potential investors are encouraged to consult our website regularly for important information, in addition to following our press releases, filings with the Securities and Exchange Commission (SEC) and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$33,373	$42,907
Restricted cash	308	308
Marketable securities	226,087	178,075
Trade receivables, net	171,281	146,229
Inventory	45,669	22,634
Prepaid expenses and other current assets	26,972	21,079
Total current assets	503,690	411,232
Property, plant, and equipment, net	796	1,043
Intangible assets, net	13,125	14,812
Operating lease right-of-use asset	4,145	4,467
Other assets	2,670	1,419
Total assets	$524,426	$432,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,342	$12,528
Current portion of long-term debt, net	6,950	1,000
Accrued and other current liabilities	157,065	116,310
Total current liabilities	172,357	129,838
Operating lease liability, long-term	5,224	5,266
Long-term debt, net	102,448	107,959
Other long-term liabilities	431	431
Total liabilities	280,460	243,494
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000 shares authorized at September 30, 2026 and December 31, 2025; 126,018 and 123,333 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	1,370,692	1,327,595
Accumulated other comprehensive income (loss)	(1,169)	(44)
Accumulated deficit	(1,125,569)	(1,138,084)
Total stockholders’ equity	243,966	189,479
Total liabilities and stockholders’ equity	$524,426	$432,973
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$143,919	$99,219	$379,178	$244,569
Other revenue	—	—	—	2,000
Total revenues	143,919	99,219	379,178	246,569

Operating expenses:
Cost of sales	12,460	8,685	33,183	25,007
Research and development	22,422	19,604	73,404	56,600
Selling, general and administrative	99,601	62,404	255,815	195,576
Total operating expenses	134,483	90,693	362,402	277,183
Income (loss) from operations	9,436	8,526	16,776	(30,614)

Other income (expense):
Interest income	2,596	2,118	7,150	6,731
Interest expense	(2,959)	(3,071)	(10,733)	(9,082)
Other income (expense), net	(77)	(83)	(254)	130
Total other income (expense)	(440)	(1,036)	(3,837)	(2,221)

Income (loss) before income taxes	8,996	7,490	12,939	(32,835)

Provision for income taxes	195	80	424	701

Net income (loss)	$8,801	$7,410	$12,515	$(33,536)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(498)	68	(945)	(164)
Foreign currency translation adjustment	(15)	(95)	(180)	109
Total other comprehensive income (loss)	(513)	(27)	(1,125)	(55)

Comprehensive income (loss)	$8,288	$7,383	$11,390	$(33,591)

Earnings (loss) per share:
Basic	$0.07	$0.06	$0.10	$(0.26)
Diluted	$0.06	$0.06	$0.09	$(0.26)

Weighted-average shares used in computing earnings (loss) per share:
Basic	131,011	127,623	130,306	126,891
Diluted	136,836	132,885	136,192	126,891
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	123,333	$12	$1,327,595	$(44)	$(1,138,084)	$189,479
Issuance of common stock upon the exercise of stock options	135	—	1,067	—	—	1,067
Issuance of common stock upon the vesting of restricted stock units	1,574	—	—	—	—	—
Stock-based compensation expense	—	—	10,867	—	—	10,867
Unrealized gain (loss) on marketable securities	—	—	—	(351)	—	(351)
Foreign currency translation adjustment	—	—	—	(119)	—	(119)
Net income (loss)	—	—	—	—	(11,295)	(11,295)
Balance—March 31, 2026	125,042	12	1,339,529	(514)	(1,149,379)	189,648
Issuance of common stock upon the exercise of stock options	202	—	1,361	—	—	1,361
Issuance of common stock upon the vesting of restricted stock units	258	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	89	—	1,629	—	—	1,629
Stock-based compensation expense	—	—	13,074	—	—	13,074
Unrealized gain (loss) on marketable securities	—	—	—	(96)	—	(96)
Foreign currency translation adjustment	—	—	—	(46)	—	(46)
Net income (loss)	—	—	—	—	15,009	15,009
Balance—June 30, 2026	125,591	12	1,355,593	(656)	(1,134,370)	220,579
Issuance of common stock upon the exercise of stock options	273	—	2,453	—	—	2,453
Issuance of common stock upon the vesting of restricted stock units	154	—	—	—	—	—
Stock-based compensation expense	—	—	12,646	—	—	12,646
Unrealized gain (loss) on marketable securities	—	—	—	(498)	—	(498)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net income (loss)	—	—	—	—	8,801	8,801
Balance—September 30, 2026	126,018	$12	$1,370,692	$(1,169)	$(1,125,569)	$243,966
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	117,848	$12	$1,279,479	$(7)	$(1,121,943)	$157,541
Issuance of common stock upon the exercise of stock options	110	—	395	—	—	395
Issuance of common stock upon the vesting of restricted stock units	1,180	—	—	—	—	—
Stock-based compensation expense	—	—	9,915	—	—	9,915
Unrealized gain (loss) on marketable securities	—	—	—	(137)	—	(137)
Foreign currency translation adjustment	—	—	—	4	—	4
Net income (loss)	—	—	—	—	(25,060)	(25,060)
Balance—March 31, 2025	119,138	12	1,289,789	(140)	(1,147,003)	142,658
Issuance of common stock upon the exercise of stock options	19	—	61	—	—	61
Issuance of common stock upon the vesting of restricted stock units	522	—	—	—	—	—
Shares issued pursuant to the employee stock purchase plan	119	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	10,717	—	—	10,717
Unrealized gain (loss) on marketable securities	—	—	—	(95)	—	(95)
Foreign currency translation adjustment	—	—	—	200	—	200
Net income (loss)	—	—	—	—	(15,886)	(15,886)
Balance—June 30, 2025	119,798	12	1,301,886	(35)	(1,162,889)	138,974
Issuance of common stock upon the exercise of stock options	197	—	1,476	—	—	1,476
Issuance of common stock upon the vesting of restricted stock units	293	—	—	—	—	—
Stock-based compensation expense	—	—	10,240	—	—	10,240
Unrealized gain (loss) on marketable securities	—	—	—	68	—	68
Foreign currency translation adjustment	—	—	—	(95)	—	(95)
Net income (loss)	—	—	—	—	7,410	7,410
Balance—September 30, 2025	120,288	$12	$1,313,602	$(62)	$(1,155,479)	$158,073
See accompanying notes to the condensed consolidated financial statements.

ARCUTIS BIOTHERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,515	$(33,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	35,810	30,304
Amortization of intangible assets	1,687	4,104
Non-cash interest expense	1,439	1,295
Net accretion on marketable securities	(572)	(2,105)
Other non-cash items, net	772	631
Changes in operating assets and liabilities:
Trade receivables, net	(25,053)	(42,050)
Inventory	(22,258)	(7,324)
Prepaid expenses and other current assets	(7,092)	(742)
Accounts payable	(4,184)	(8,425)
Accrued liabilities	40,996	26,592
Operating lease liabilities	(284)	(554)
Net cash provided by (used in) operating activities	33,776	(31,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(199,096)	(157,806)
Proceeds from maturities and sales of marketable securities	150,711	172,418
Milestone payment for intangible asset	—	(10,000)
Purchases of property and equipment	(255)	(686)
Net cash provided by (used in) investing activities	(48,640)	3,926
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	4,881	1,932
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,629	1,319
Payment of debt prepayment penalty	(1,000)	—
Net cash provided by financing activities	5,510	3,251
Effect of exchange rate changes on cash	(180)	109
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,534)	(24,524)
Cash, cash equivalents, and restricted cash at beginning of period	43,215	71,952
Cash, cash equivalents, and restricted cash at end of period	$33,681	$47,428
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,858
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expense paid in cash	$9,292	$7,787
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

Product / Indication	Concentration	Region	Age	Stage	2022	2023	2024	2025	2026
ZORYVE cream for Plaque Psoriasis	0.3%	U.S.	> 12 yrs	Commercial launch	August
	0.3%	Canada	> 12 yrs	Commercial launch		June
	0.3%	U.S.	6 yrs - 11 yrs	Commercial launch		October
	0.3%	Canada	2 yrs - 12 yrs	SNDS accepted for review					February
	0.3%	U.S.	2 yrs - 5 yrs	Commercial launch					June
ZORYVE foam for Seborrheic Dermatitis	0.3%	U.S.	> 9 yrs	Commercial launch			January
	0.3%	Canada	> 9 yrs	Commercial launch			November
ZORYVE cream for Atopic Dermatitis	0.15%	U.S.	> 6 yrs	Commercial launch			July
	0.15%	Canada	> 6 yrs	Commercial launch				April
	0.05%	U.S.	2 yrs - 5 yrs	Commercial launch				October
	0.05%	U.S.	3 mos - 2 yrs	sNDA accepted for review					June
	0.05%	Canada	2 yrs - 5 yrs	Commercial launch					October
ZORYVE foam for Scalp & Body Psoriasis	0.3%	U.S.	> 12 yrs	Commercial launch				June
	0.3%	Canada	> 12 yrs	Commercial launch				November
Liquidity
The Company has incurred significant annual losses and negative cash flows from operations since its inception and had an accumulated deficit of $1,125.6 million and $1,138.1 million as of September 30, 2026 and December 31, 2025, respectively. While the Company has generated net income in certain recent fiscal quarters, the extent of any net income or losses for future periods is uncertain, and the Company may continue to incur operating losses. The Company had cash, cash equivalents, restricted cash, and marketable securities of $259.8 million and $221.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company had $100.0 million principal outstanding under a loan and security agreement, as amended, with SLR Investment Corp. (SLR) and the lenders party thereto as of September 30, 2026. See Note 8.
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
Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows, and the notes to the condensed consolidated financial statements.
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
The Company evaluates its available-for-sale debt securities and accounts receivable for expected credit losses at each reporting date. Based on the high credit quality of the issuers underlying its investment portfolio, the short-term nature of its investments, the credit quality of its customers, and its historical collection experience, the Company determined that expected credit losses were insignificant. Accordingly, no material allowances for credit losses were recorded as of September 30, 2026 and December 31, 2025.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Other than the ASU listed below, all other ASUs were assessed and determined to be either not applicable to the Company or are expected to have minimal impact on the Company's condensed consolidated financial statements.
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
3. Revenues
Revenues are recognized under guidance within Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ZORYVE cream 0.3%	$37,777	$30,491	$105,774	$81,553
ZORYVE foam	75,141	49,781	192,145	119,233
ZORYVE cream 0.15%	27,261	18,947	73,233	43,783
ZORYVE cream 0.05%	3,740	—	8,026	—
Total product revenue, net	143,919	99,219	379,178	244,569
Other revenue	—	—	—	2,000
Total revenues	$143,919	$99,219	$379,178	$246,569
Other revenue for the nine months ended September 30, 2025 relates to the licensing agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong). See Note 6.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Fair Value Measurements
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$27,859	$—	$—	$27,859
Certificates of deposit	—	5,514	—	5,514
Commercial paper	—	10,697	—	10,697
Corporate debt securities	—	109,641	—	109,641
U.S. Treasury and agency securities	105,749	—	—	105,749
Total assets	$133,608	$125,852	$—	$259,460

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	—	5,366	—	5,366
Commercial paper	—	14,789	—	14,789
Corporate debt securities	—	78,764	—	78,764
U.S. Treasury and agency securities	84,522	—	—	84,522
Total assets	$122,063	$98,919	$—	$220,982

Money market funds and U.S. Treasury and agency securities are highly liquid investments and are actively traded with readily available market prices that are publicly observable.
Certificates of deposit are recorded at book value, as their book values approximate fair value due to their short-term maturities of three months or less.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents and marketable securities, and the gross unrealized holding gains and losses (in thousands):

	September 30, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$27,859	$—	$—	$27,859
Certificates of deposit	5,514	—	—	5,514
Total cash and cash equivalents	$33,373	$—	$—	$33,373
Marketable securities:
Commercial paper	$10,734	$—	$(37)	$10,697
Corporate debt securities	110,098	—	(457)	109,641
U.S. Treasury and agency securities	106,087	—	(338)	105,749
Total marketable securities	$226,919	$—	$(832)	$226,087

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds and cash	$37,541	$—	$—	$37,541
Certificates of deposit	5,366	—	—	5,366
Total cash and cash equivalents	$42,907	$—	$—	$42,907
Marketable securities:
Commercial paper	$14,782	$8	$(1)	$14,789
Corporate debt securities	78,687	81	(4)	78,764
U.S. Treasury and agency securities	84,493	45	(16)	84,522
Total marketable securities	$177,962	$134	$(21)	$178,075

As of September 30, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities. The Company generally holds its marketable securities until maturity and neither intends to sell nor is required to sell investments that are in an unrealized loss position before the recovery of their amortized cost basis. For each security with a fair value less than its amortized cost basis, the Company determined the decline in fair value below the amortized cost basis to be non-credit-related, and no allowance for losses has been recorded. As of September 30, 2026, there were no individual securities that were in a material unrealized loss position. To date, the Company has not recorded any impairment charges on available-for-sale securities.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable related to available-for-sale securities is presented in prepaid expenses and other current assets, separate from marketable securities, on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, accrued interest receivable was immaterial. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on available-for-sale securities and to write off any uncollectible accrued interest receivable by recognizing credit loss expense. To date, the Company has not written off any accrued interest receivables.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the amortized cost and fair value of marketable securities by contractual maturity (in thousands):

	September 30, 2026		December 31, 2025
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Maturing within one year	$149,536	$149,114	$138,281	$138,395
Maturing in one to five years	77,383	76,973	39,681	39,680
Total marketable securities	$226,919	$226,087	$177,962	$178,075
5. Balance Sheet Components
Inventory
The components of inventory are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$18,966	$5,047
Work in progress	8,702	5,033
Finished goods	18,001	12,554
Total inventory	$45,669	$22,634
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid co-pay assistance program and rebates	$7,852	$9,485
Prepaid clinical trial costs	6,497	2,577
Other prepaid expenses and current assets	12,623	9,017
Total prepaid expenses and other current assets	$26,972	$21,079
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued sales deductions	$111,644	$78,308
Accrued compensation	21,633	20,533
Ducentis milestone promissory notes payable	9,198	—
Accrued expenses and other current liabilities	14,590	17,469
Total accrued and other current liabilities	$157,065	$116,310
6. License Agreements & Ducentis Acquisition
Sato License Agreement
On February 27, 2024, the Company entered into a license agreement with Sato Pharmaceutical Co., Ltd. (Sato). Pursuant to the terms of the license agreement with Sato (the Sato Agreement), the Company granted to Sato an exclusive, sublicensable (under certain circumstances) license under certain patent rights and know-how controlled by the Company for Sato to develop, conduct medical affairs activities for, manufacture, commercialize, and otherwise exploit roflumilast formulations (the Sato Licensed Products) for all therapeutic uses for certain dermatological indications in humans (the Sato Field) in Japan.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The term of the Sato Agreement continues until, on a Sato Licensed Product-by-Sato Licensed Product basis, the expiration of the Royalty Term, which is (i) the expiration of the last valid claim in the licensed technology covering such Sato Licensed Product in Japan, (ii) the expiration of regulatory exclusivity for such Sato Licensed Product in Japan, or (iii) 10 years after the first commercial sale of such Sato Licensed Product in Japan. The Sato Agreement may be terminated by either party in its entirety if the other party commits a material breach, subject to a cure period, or if the other party becomes insolvent. Sato may terminate the Sato Agreement at will in its entirety upon 90 days' written notice. Unless unenforceable under applicable law, the Company may terminate the Sato Agreement in its entirety if Sato, its affiliate, or sublicensee contests or assists a third party in contesting the scope, validity, or enforceability of any patent or patent application licensed by the Company to Sato. The Company may also terminate the Sato Agreement if Sato or any director, officer, employee, agent, affiliate, sublicensee, or subcontractor is charged by a governmental authority for a violation of any anti-corruption, anti-money laundering, sanctions, or export or import control laws or regulations, or, subject to the terms of the Sato Agreement, if Sato, its affiliates, and sublicensees do not conduct any material development or commercialization activities of a Sato Licensed Product in Japan for a certain period of time.
No revenue was recorded pursuant to the Sato Agreement for the three and nine months ended September 30, 2026 and 2025.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The term of the Huadong Agreement continues on a Huadong Licensed Product-by-Huadong Licensed Product and country or region-by-country or region basis, until the expiration of the Royalty Term, which is the latest of: (i) the date of expiration of the last valid patent claim related to the Huadong Licensed Products, (ii) 10 years after the first commercial sale of a Huadong Licensed Product, or (iii) the expiration of any regulatory exclusivity as to a Huadong Licensed Product. The Huadong Agreement may be terminated by either party under certain circumstances.
No revenue or income tax expense was recorded pursuant to the Huadong Agreement for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recognized other revenue of zero and $2.0 million, respectively, and income tax expense of zero and $0.2 million, respectively, in each case related to the achievement of a development and regulatory milestone.
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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents expenses recognized pursuant to the AstraZeneca Agreement in cost of sales on the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Royalty expense	$4,318	$2,952	$11,375	$7,337
Amortization of intangible assets	562	562	1,687	4,104
Ducentis Biotherapeutics Ltd. Acquisition
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
In March 2026, the Company initiated a Phase 1a/1b clinical trial of ARQ-234 for the treatment of moderate-to-severe atopic dermatitis. Upon dosing of the first subject in this trial, the Company became obligated to pay a $10.0 million milestone to former stockholders of Ducentis under the terms of the Share Purchase Agreement. The Company paid $0.8 million of this amount in April 2026. The Company issued promissory notes in April 2026 for the remaining $9.2 million owed to the former stockholders of Ducentis pursuant to the Share Purchase Agreement. The promissory notes bear no interest, become payable 12 months from issuance, and are callable by the holders as early as seven months from issuance. The Company recognized the $10.0 million in research and development expense in the first quarter of 2026. After this milestone payment, the Company has $386.0 million of contingent payments remaining that may become payable upon the achievement of certain development, regulatory, and commercial milestones.

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

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Manufacturing Agreements
In the normal course of business, the Company enters into manufacturing supply agreements for the commercial supply of ZORYVE, which include certain minimum purchase commitments. There have been no material changes to the Company's minimum purchase commitments during the nine months ended September 30, 2026.
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
As of September 30, 2026 and December 31, 2025, the Company determined that no loss contingencies from legal proceedings met the threshold of "probable" and "reasonably estimable," as defined in ASC 450. Accordingly, no material amounts have been accrued related to loss contingencies under ASC 450.
8. Debt
On December 22, 2021, the Company entered into a loan and security agreement (the Prior Loan Agreement) with SLR and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc. as a borrower and party. On November 1, 2023, the Company entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, the Company entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement), which it determined to be a modification, to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. As security for the obligations under the Loan Agreement, the Company granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of the Company's assets, including its intellectual property, subject to certain exceptions. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of September 30, 2026 and December 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. As a result of the 2024 Partial Prepayment, the applicable interest rate is a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On September 30, 2026, the rate was 9.69%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term Loan.
If the Term Loans are accelerated due to, among others, the occurrence of a bankruptcy or insolvency event, the Company is required to make mandatory prepayments of (i) all principal amounts outstanding under the Term Loans, plus accrued and unpaid interest thereon through the prepayment date, (ii) any fees applicable by reason of such prepayment, (iii) the prepayment premiums set forth above, plus (iv) all other obligations that are due and payable, including expenses and interest at the Default Rate (as defined below) with respect to any past due amounts.
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. The Company also agreed to a financial covenant whereby the Company must generate a minimum net product revenue equal to 75% of its projected net product revenue as set forth in the Company's annual plan for the respective period, tested on a trailing six-month basis, as of the end of each month. Each annual plan shall be approved by the Company’s board of directors and SLR, in its capacity as collateral agent, in its reasonable discretion. Any failure by the Company to deliver such annual plan on or before December 15 of the prior year shall be an immediate event of default. The Company was in compliance with all covenants under the Loan Agreement as of September 30, 2026.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In addition, the Loan Agreement contains customary events of default that entitle the lenders to cause any indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loans. Under the Loan Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Loan Agreement, the Company breaches any of the covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the lenders determine that a material adverse change has occurred, or the Company or the Company's assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum (Default Rate) will apply to all obligations owed under the Loan Agreement. The prepayment upon default and other potential additional interest provisions under the Loan Agreement were determined to be a compound embedded derivative instrument to be bifurcated from the loan and accounted for as a separate liability for accounting purposes under the guidance in ASC 815, Derivatives and Hedging. At the inception of the Loan Agreement, the fair value of the embedded derivative was determined to be immaterial. The embedded derivative instrument is remeasured at fair value each reporting period with any future changes in fair value reported in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss). The fair value of the embedded derivative as of September 30, 2026 and December 31, 2025 was immaterial and any gains (losses) recognized as a result of the change in fair value during the three and nine months ended September 30, 2026 and 2025 were immaterial.
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
The debt issuance costs have been recorded as a debt discount which is being accreted to interest expense through the maturity date of the term loan. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of debt issuance costs. The final fee of $13.9 million and other fees referenced in the previous paragraph are recognized throughout the life of the term loan and recorded in interest expense. At September 30, 2026 and December 31, 2025, the effective interest rate was 10.82% and 10.92%, respectively. Interest expense relating to the term loan was $3.0 million and $10.7 million for the three and nine months ended September 30, 2026, respectively, and $3.1 million and $9.1 million for the three and nine months ended September 30, 2025, respectively.

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes additional information related to the Company's long-term debt (in thousands):

	September 30, 2026	December 31, 2025
Long-term debt, gross	$100,000	$100,000
Accrued final fee	10,054	8,824
Accrued prepayment penalty	—	1,000
Unamortized debt issuance costs	(656)	(865)
Total carrying value of debt	109,398	108,959
Less current portion	(6,950)	(1,000)
Long-term debt, net	$102,448	$107,959
Upon the contractual maturity of the Company's long-term debt, a payment of principal and final fees of $107.0 million is due on August 1, 2029.
9. Stockholders' Equity
The Company's authorized capital stock consists of 310,000,000 shares, all with a par value of $0.0001 per share, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2026.
Equity Offerings
In October 2023, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $95.8 million. In addition to the sale of common stock, the Company issued pre-funded warrants to purchase 7,500,000 shares of the Company's common stock at $2.4999 per underlying share of common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, were fully exercisable upon issuance, and have no expiration date. In October 2025, certain pre-funded warrants were exercised, resulting in the issuance of 2,285,000 shares. As of September 30, 2026, pre-funded warrants to purchase 5,215,000 shares of the Company's common stock remained outstanding.
In March 2024, the Company completed a public sale of its common stock, receiving aggregate net proceeds of $161.7 million.
At-the-Market (ATM) Offerings
In January 2024, the Company entered into an amended and restated sales agreement (2024 Sales Agreement) with Cowen and Company, LLC (TD Cowen), under which the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $100.0 million. Pursuant to the 2024 Sales Agreement, TD Cowen acted as the Company's sales agent for the ATM program and was entitled to compensation for its services up to 3% of the gross proceeds of any shares of common stock sold under the 2024 Sales Agreement. The Company has not issued or sold any common stock under the 2024 Sales Agreement.
In November 2026, the Company amended and restated the 2024 Sales Agreement (as amended and restated, the 2026 Sales Agreement) with TD Cowen. Pursuant to the 2026 Sales Agreement, the Company may from time to time issue and sell shares of its common stock through ATM offerings for an aggregate offering price of up to $200.0 million. All other material terms of the 2026 Sales Agreement are substantially consistent with the 2024 Sales Agreement. The Company has not yet issued or sold any common stock under the 2026 Sales Agreement.
Equity Incentive Plans
In December 2021, the Company’s board of directors approved the 2022 Employment Inducement Incentive Plan (2022 Plan). The 2022 Plan initially reserved 1,250,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), and other stock-based awards. In November 2022 and April 2026, the 2022 Plan reserve was increased by 1,500,000 and 1,200,000 shares, respectively. As of September 30, 2026, the Company had 888,032 shares available for future grant under the 2022 Plan.

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
The exchange of stock options was treated as a modification for accounting purposes, which requires an incremental expense of $8.6 million to be recognized for the Replacement RSU Awards over their new service periods (1-3 years). In addition, any unamortized expense remaining on the exchanged options as of the modification will be recognized over their original remaining service period.
Stock Option Activity
The following summarizes information regarding the Company's stock options:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2025	6,436,972	$9.17	7.75	$127,945
Granted	1,839,617	26.15
Exercised	(609,676)	8.01
Forfeited	(636,273)	12.74
Expired	(73,618)	17.71
Balance—September 30, 2026	6,957,022	$13.35	7.22	$92,134
Exercisable—September 30, 2026	3,474,891	$9.52	5.76	$59,072
The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2026. The intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was $10.1 million and $2.9 million, respectively.
The total grant-date fair value of the options vested during the nine months ended September 30, 2026 and 2025 was $10.2 million and $6.6 million, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $17.82 and $9.69, respectively.
Restricted Stock Unit Activity
The following table summarizes information regarding the Company's RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested Balance—December 31, 2025	6,007,515	$10.83
Granted	2,641,414	25.95
Vested	(1,987,623)	10.58
Forfeited	(569,916)	14.47
Unvested Balance—September 30, 2026	6,091,390	$17.13
The grant-date fair value of an RSU equals the closing price of the Company's common stock on the grant date. The total grant-date fair value of the RSUs vested during the nine months ended September 30, 2026 and

ARCUTIS BIOTHERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2025 was $21.0 million and $17.1 million, respectively. RSUs generally vest equally over four years, except for those issued in connection with the Option Exchange previously described.
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,260	$3,059	$9,818	$9,287
Selling, general and administrative	9,098	6,976	25,992	21,017
Total stock-based compensation expense	$12,358	$10,035	$35,810	$30,304
As of September 30, 2026, there was $39.8 million of total unrecognized compensation cost related to unvested options that are expected to vest, which is expected to be recognized over a weighted-average period of 2.9 years. As of September 30, 2026, there was $85.1 million of total unrecognized compensation cost related to RSUs that are expected to vest, which is expected to be recognized over a weighted-average period of 3.0 years.
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Pre-funded warrants to purchase 5,215,000 shares of the Company's common stock for the three and nine months ended September 30, 2026, and 7,500,000 shares of the Company's common stock for the three and nine months ended September 30, 2025, were included in the weighted-average common shares outstanding used in calculating basic and diluted earnings (loss) per share, as the exercise price of the pre-funded warrants is negligible and the pre-funded warrants are fully vested and exercisable.
The following table is a reconciliation of the share amounts used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding-Basic	131,011,100	127,622,860	130,306,005	126,891,285
Effect of dilutive securities	5,824,620	5,261,707	5,885,955	—
Weighted-average common shares outstanding-Diluted	136,835,720	132,884,567	136,191,960	126,891,285
The Company's potential dilutive securities include unvested RSUs and unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock, and shares to be issued under the Company's employee stock purchase plan (ESPP). Certain of these potential dilutive securities have been excluded from the calculation of diluted earnings (loss) per common share as the effect would be antidilutive.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted earnings (loss) per share for the periods presented due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	1,953,728	2,672,832	1,991,228	6,725,216
RSUs subject to future vesting	55,877	27,837	267,877	6,189,884
ESPP shares subject to future issuance	71,483	82,600	74,771	82,600
Total	2,081,088	2,783,269	2,333,876	12,997,700

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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$143,919	$99,219	$379,178	$246,569
Less:
Cost of sales excluding amortization	11,898	8,123	31,496	20,903
Topical roflumilast program costs	1,325	3,340	6,615	7,613
ARQ-234 program costs	2,378	634	14,683	2,668
Other program costs	105	806	302	3,181
Research and development compensation and personnel-related expenses	11,345	10,553	33,756	29,970
Selling, general and administrative expenses excluding depreciation	99,465	62,269	255,427	195,186
Other segment expenses(1)	7,967	4,968	20,123	17,662
Total operating expenses	134,483	90,693	362,402	277,183
Operating income (loss)	9,436	8,526	16,776	(30,614)

Interest income	2,596	2,118	7,150	6,731
Interest expense	(2,959)	(3,071)	(10,733)	(9,082)
Other income (expense), net	(77)	(83)	(254)	130
Less: Provision for income taxes	195	80	424	701
Segment and consolidated net income (loss)	$8,801	$7,410	$12,515	$(33,536)
(1) Other segment expenses include professional services related to research and development, medical affairs, depreciation and amortization expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which has been filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans, objectives, expectations, projections, and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. As a result of many factors, including those factors identified below and those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, our actual results and the timing of selected events could differ materially from the forward-looking statements contained in the following discussion and analysis.
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
Commercial and Regulatory Overview

ZORYVE® (roflumilast) cream 0.3%
Our initial product, ZORYVE (roflumilast) cream 0.3% (ZORYVE cream 0.3%), is a once-daily, steroid-free topical phosphodiesterase-4 (PDE4) inhibitor approved for the treatment of mild, moderate, and severe plaque psoriasis, with no limitations on severity, location, or duration of use, and is the first and only topical specifically approved for use in intertriginous areas (e.g., groin or axillae). Key milestones for ZORYVE cream 0.3% include:
•In July 2022, we received our first U.S. Food and Drug Administration (FDA) approval for individuals aged 12 years and older, and we commercially launched in the United States in August 2022.
•In June 2023, we commercially launched in Canada for individuals aged 12 years and older following approval by Health Canada, achieving our first commercial launch outside the United States.
•In October 2023, we commercially launched an expanded indication in the United States for individuals aged 6 years and older.
•In February 2026, Health Canada accepted for review our Supplement to a New Drug Submission (SNDS) for an expanded indication for individuals down to 2 years of age.
•In June 2026, we commercially launched an expanded indication in the United States for individuals down to the age of 2.
ZORYVE foam 0.3%
ZORYVE foam 0.3% (ZORYVE foam) is a once-daily, steroid-free topical foam PDE4 inhibitor approved for the treatment of both seborrheic dermatitis and plaque psoriasis of the scalp and body, with no limitations on severity, location, or duration of use. It was the first drug approved for the treatment of seborrheic dermatitis with a new mechanism of action in over two decades. Key milestones for ZORYVE foam include:

•In January 2024, we commercially launched in the United States for treatment of seborrheic dermatitis in individuals aged 9 years and older.
•In November 2024, we commercially launched in Canada for the treatment of seborrheic dermatitis in individuals aged 9 years and older.
•In June 2025, we commercially launched in the United States for the treatment of plaque psoriasis of the scalp and body in individuals aged 12 years and older.
•In November 2025, we commercially launched in Canada for the treatment of plaque psoriasis of the scalp and body in adults and adolescents aged 12 years and older.
•We have completed enrollment of a Maximum Usage Systemic Exposure (MUSE) trial in children aged 2 to 11 years old with plaque psoriasis of the scalp and body, which we believe could be sufficient basis for an expansion of the indication of this product in the future.
ZORYVE cream 0.15% and ZORYVE cream 0.05%
ZORYVE cream 0.15% and ZORYVE cream 0.05% are once-daily steroid-free topical PDE4 inhibitors approved for the topical treatment of mild-to-moderate atopic dermatitis, with no limitation on location, body surface area treated, concomitant use with systemic therapies, or duration of use in the approved labeling. Both strengths provide rapid disease clearance and significant reduction in itch and have been specifically developed as treatment options for long-term disease control of atopic dermatitis. Key milestones for ZORYVE cream 0.15% and ZORYVE cream 0.05% include:
•In July 2024, we commercially launched ZORYVE cream 0.15% in the United States for the treatment of atopic dermatitis in individuals aged 6 years and older.
•In April 2025, we commercially launched ZORYVE cream 0.15% in Canada for the treatment of atopic dermatitis in individuals aged 6 years and older.
•In October 2025, we commercially launched ZORYVE cream 0.05% in the United States for children with atopic dermatitis aged 2 to 5 years.
•In February 2026, we announced positive topline data for INTEGUMENT-INFANT, a Phase 2 study evaluating the safety and efficacy of investigational ZORYVE cream 0.05% in infants as young as 3 months to less than 2 years of age with atopic dermatitis. We submitted a supplemental New Drug Application (sNDA) to the FDA based on the results of this trial to potentially expand the indication for ZORYVE cream 0.05% for the treatment of infants with atopic dermatitis down to the age of 3 months, which has been assigned a Prescription Drug User Fee Act (PDUFA) target action date of February 23, 2027.
•In October 2026, we commercially launched ZORYVE cream 0.05% in Canada for children with atopic dermatitis aged 2 to 5 years..

Business Relationships
In July 2024, we entered into a promotion agreement with Kowa Pharmaceuticals America, Inc. (Kowa) to leverage Kowa's primary care sales force to exclusively market and promote ZORYVE in the United States to primary care practitioners and pediatricians for all FDA-approved indications until at least July 2029. Under the terms of the agreement, Kowa received a commission from net sales attributed to Kowa. Promotion of ZORYVE in primary care and pediatrics under the Kowa agreement began in late September 2024. Effective January 23, 2026, we mutually agreed to terminate the promotion agreement. Following this termination, Kowa ceased all sales and promotions of ZORYVE, and we will not be required to make any further payments to Kowa. We have now assumed all responsibility for promotion of ZORYVE to primary care practitioners and pediatricians in the United States and have built a dedicated commercial team to execute those activities.

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
In September 2022, we acquired Ducentis Biotherapeutics Ltd. (Ducentis) and its lead asset, DS-234 (now ARQ-234), a fusion protein that is a potent and highly selective checkpoint agonist of the CD200 receptor (CD200R). We are developing ARQ-234 for moderate-to-severe atopic dermatitis, where we believe it could be a highly complementary biologic treatment option to ZORYVE cream 0.15% in that indication, if approved. ARQ-234 could potentially be used to treat other inflammatory conditions as well. In March 2026, the first subject was enrolled in our Phase 1a/1b clinical study evaluating the safety and tolerability of ARQ-234. In October 2026, the first atopic dermatitis patient was enrolled in the multiple ascending dose (MAD) portion of the trial.
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

Financial Overview
We have incurred annual net losses in each year since inception. We had net income of $12.5 million and a net loss of $33.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,125.6 million and cash, cash equivalents, restricted cash, and marketable securities of $259.8 million, and had $100.0 million principal outstanding under a loan and security agreement, as amended, with SLR and the lenders party thereto.
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
Manufacturing
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
Product Revenue, Net
In August 2022, in conjunction with the launch of our first FDA-approved product, we began to recognize revenue from product sales, net of deductions. Below are the time periods in which we began to recognize product revenue, net of deductions, related to the launches of each of our products and indications:

Product/Indication	Concentration	Region	Age	2022	2023	2024	2025	2026
ZORYVE cream for Plaque Psoriasis	0.3%	U.S.	> 12 yrs	August
	0.3%	Canada	> 12 yrs		June
	0.3%	U.S.	6 yrs - 11 yrs		October
	0.3%	U.S.	2 yrs - 5 yrs					June
ZORYVE foam for Seborrheic Dermatitis	0.3%	U.S.	> 9 yrs			January
	0.3%	Canada	> 9 yrs			November
ZORYVE cream for Atopic Dermatitis	0.15%	U.S.	> 6 yrs			July
	0.15%	Canada	> 6 yrs				April
	0.05%	U.S.	2 yrs - 5 yrs				October
	0.05%	Canada	2 yrs - 5 yrs					October
ZORYVE foam for Scalp & Body Psoriasis	0.3%	U.S.	> 12 yrs				June
	0.3%	Canada	> 12 yrs				November
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
Prior to the date on which the initial regulatory approval was received for each product, costs of inventory production were recorded as research and development expense. As of September 30, 2026 and December 31, 2025, the value of this expensed inventory on hand was $0.1 million and $2.6 million, respectively. Subsequent to initial regulatory approval, costs of production are capitalized into inventory, and as that inventory is sold and revenue is recognized, the cost of the inventory is recognized in cost of sales.

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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of ZORYVE label expansions and lifecycle management, ARQ-234 for atopic dermatitis, or any other product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Risk Factors” for a discussion of the risks and uncertainties associated with the development of our product candidates.
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
Provision for Income Taxes
Provision for income taxes is primarily related to foreign income tax expense, foreign withholding taxes incurred in relation to payments received pursuant to our in-license agreements, and domestic state income tax.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
Product revenue, net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$37,777	$30,491	$7,286	24%
ZORYVE foam	75,141	49,781	25,360	51%
ZORYVE cream 0.15%	27,261	18,947	8,314	44%
ZORYVE cream 0.05%	3,740	—	3,740	*
Total product revenue, net	$143,919	$99,219	$44,700	45%
______________
*Not applicable
The increases in product revenue, net, for ZORYVE cream 0.3%, ZORYVE foam, and ZORYVE cream 0.15% were primarily driven by greater patient demand for each respective product.
The increase in product revenue, net, for ZORYVE cream 0.05% was due to its commercial launch in the United States in October 2025.
Cost of Sales
Cost of sales increased by $3.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to higher sales volumes and the associated increase in expenses recognized for product sold and royalties.
Research and Development Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands)
Direct external costs:
ARQ-234 program	$2,378	$634	$1,744	275%
Topical roflumilast program	1,325	3,340	(2,015)	(60)%
Other programs	105	806	(701)	(87)%
Indirect costs:
Compensation and personnel-related	11,345	10,553	792	8%
Other	7,269	4,271	2,998	70%
Total research and development expense	$22,422	$19,604	$2,818	14%
The increase in research and development expenses was primarily due to higher indirect costs attributable to investments in medical education and support of potential ZORYVE label expansions and an increase in direct program development costs for ARQ-234 stemming from continued enrollment in the Phase 1a/1b clinical study, partially offset by a decrease in direct topical roflumilast costs as we closed out the INTEGUMENT-INFANT trial and ZORYVE foam MUSE trial.
We expect research and development expenses to continue to increase in future periods, primarily due to our clinical development program for ARQ-234, as well as the development costs associated with ZORYVE label expansions and lifecycle management efforts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $37.2 million, or 60%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Marketing, media and celebrity costs accounted for $16.4 million of the increase, including those related to our recently announced “Skin to Believe In” awareness campaign. Additionally, $8.6 million of the increase in selling, general and administrative expenses related to compensation and personnel-related expenses, primarily associated with the growth in headcount for the expansion of our dermatology sales force and the build-out of a sales force dedicated to primary care practitioners and pediatricians. The remaining growth in selling, general and administrative expenses was primarily associated with commercialization efforts in support of increased ZORYVE sales volume.
We expect our selling, general and administrative expenses to continue to increase in future periods as we continue to support the commercialization and marketing of ZORYVE, as well as support our overall business operations.
Interest Expense
Interest expense for the three months ended September 30, 2026 was materially consistent with that for the three months ended September 30, 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Product Revenue, Net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands)
Product revenue, net
ZORYVE cream 0.3%	$105,774	$81,553	$24,221	30%
ZORYVE foam	192,145	119,233	72,912	61%
ZORYVE cream 0.15%	73,233	43,783	29,450	67%
ZORYVE cream 0.05%	8,026	—	8,026	*
Total product revenue, net	$379,178	$244,569	$134,609	55%

______________
*Not applicable
The increases in product revenue, net, for ZORYVE cream 0.3%, ZORYVE foam, and ZORYVE cream 0.15% were primarily driven by greater patient demand for each respective product.
The increase in product revenue, net, for ZORYVE cream 0.05% was due to its commercial launch in the United States in October 2025.
Other Revenue
Other revenue for the nine months ended September 30, 2025 was related to a milestone payment received in connection with the Huadong Agreement. See Note 6 to the condensed consolidated financial statements for additional information.
Cost of Sales
Cost of sales increased by $8.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to higher sales volumes and the associated increase in expenses recognized for product sold and royalties, partially offset by $2.7 million of catch-up amortization expense recognized in the comparative period for an AstraZeneca milestone achieved.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands)
Direct external costs:
ARQ-234 program	$14,683	$2,668	$12,015	450%
Topical roflumilast program	6,615	7,613	(998)	(13)%
Other programs	302	3,181	(2,879)	(91)%
Indirect costs:
Compensation and personnel-related	33,756	29,970	3,786	13%
Other	18,048	13,168	4,880	37%
Total research and development expense	$73,404	$56,600	$16,804	30%
The increase in research and development expenses was primarily due to a $12.0 million increase in ARQ-234 program costs, including the $10.0 million milestone that became payable to certain former Ducentis stockholders in the first quarter of 2026 upon the dosing of the first subject in the ARQ-234 Phase 1a/1b clinical study and $2.0 million stemming from continued enrollment in this clinical trial. Higher indirect costs were due primarily to growth in headcount and investments in medical education and support of potential ZORYVE label expansions. These increases were partially offset by lower direct other program costs following the completion of the Phase 1b clinical study for our ARQ-255 program in 2025.
We expect research and development expenses to continue to increase in future periods, primarily due to our clinical development program for ARQ-234, as well as the development costs associated with ZORYVE label expansions and lifecycle management efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $60.2 million, or 31%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Marketing, media and celebrity costs accounted for $20.3 million of the increase, including those related to our recently announced “Skin to Believe In” awareness campaign. Additionally, $23.0 million of the increase in selling, general and administrative expenses related to compensation and personnel-related expenses, primarily associated with the growth in headcount for the expansion of our dermatology sales force and the build-out of a sales force dedicated to primary care practitioners and pediatricians. The remaining growth in selling, general and administrative expenses was primarily associated with commercialization efforts in support of increased ZORYVE sales volume. These increases were partially offset by lower commissions following the termination of our promotion agreement with Kowa in January 2026.
We expect our selling, general and administrative expenses to continue to increase in future periods as we continue to support the commercialization and marketing of ZORYVE, as well as support our overall business operations.
Interest Expense
Interest expense increased by $1.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to fees incurred to maintain the availability of the tranche C-1 and tranche C-2 term loans through March 31, 2026 and June 30, 2026, respectively.

Liquidity, Capital Resources, and Requirements
Liquidity
Our primary sources of capital to date have been private placements of preferred stock, our Initial Public Offering (IPO) and follow-on financings, our Loan Agreement, our ATM program, and revenue from the sale of ZORYVE products. We have incurred annual operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our products and product candidates, including conducting nonclinical and clinical trials and providing selling, general and administrative support for these operations. As of September 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $259.8 million, and an accumulated deficit of $1,125.6 million and had $100.0 million principal outstanding under the Loan Agreement. In November 2026, we increased the offering capacity under our ATM program to $200.0 million.
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
As part of our business strategy, we regularly evaluate and engage in discussions with third parties regarding potential strategic transactions, including the in-license or acquisition of product candidates, products, technologies or businesses that we believe may complement our existing portfolio and business. We may engage in such discussions at any time, and any such transaction could be material to our business, financial condition and results of operations and could require significant upfront, milestone or other payments, the issuance of equity securities, the incurrence of debt or the use of a significant portion of our cash, cash equivalents and marketable securities. There can be no assurance that any such discussions will result in a definitive agreement or that any transaction will be completed on favorable terms, or at all; however, any such transaction may impact our liquidity and funding and operating requirements.
Indebtedness
On December 22, 2021, we entered into a loan and security agreement (the Prior Loan Agreement) with SLR and the lenders party thereto. The Prior Loan Agreement was amended and restated on January 10, 2023 (the AR Loan Agreement) to include Arcutis Canada, Inc., a corporation incorporated under the laws of the Province of Ontario, as a borrower and party. On November 1, 2023, we entered into an amendment to the AR Loan Agreement to, among others, (i) modify the financial covenant relating to minimum net product revenue, and (ii) include an additional minimum financing covenant. On August 9, 2024, we entered into a second amendment to the AR Loan Agreement (the AR Loan Agreement, as amended by the first and second amendments, the Loan Agreement) to, among others, (i) permit, during the period commencing on October 7, 2024 and ending on December 15, 2024, an optional partial prepayment of term loans outstanding, subject to a 1.0% prepayment penalty (the 2024 Partial Prepayment), (ii) add the tranche C-1 and tranche C-2 term loans, and (iii) facilitate certain other changes, including with respect to the applicable interest rate and maturity date in the event of a 2024 Partial Prepayment. The term loan facility is comprised of (i) a tranche A term loan of $75.0 million, (ii) a tranche B-1 term loan of $50.0 million, (iii) a tranche B-2 term loan of up to $75.0 million, (iv) a tranche C-1 term loan of up to $50.0 million, and (v) a tranche C-2 term loan of up to $50.0 million (collectively, the Term Loans). The tranche A term loan was funded in December 2021. With the approval of ZORYVE cream 0.3% on July 29, 2022, the tranche B term loans were funded in August 2022. As of September 30, 2026 and December 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $100.0 million.
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
Principal amounts outstanding under the Term Loans will accrue interest at a floating rate equal to the applicable rate in effect from time to time, as determined by SLR on the third business day prior to the funding date of the applicable Term Loan and on the first business day of the month prior to each payment date of each Term Loan. Prior to the 2024 Partial Prepayment, the applicable rate was a per annum interest rate equal to 7.45% plus the greater of (a) 0.10% and (b) the one-month SOFR. As a result of such 2024 Partial Prepayment, the applicable interest rate is a per annum interest rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month SOFR. On September 30, 2026, the rate was 9.69%. The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. Interest payments are payable monthly following the funding of any Term

Loan. Any principal amounts outstanding under the Term Loans, if not repaid or prepaid, are due and payable on August 1, 2029.
As security for the obligations under the Loan Agreement, we granted SLR, for the benefit of the lenders, a continuing security interest in substantially all of our assets, including our intellectual property, subject to certain exceptions.
If the Term Loans are accelerated due to, among others, the occurrence of a bankruptcy or insolvency event, we are required to make certain mandatory prepayments of (i) all principal amounts outstanding under the Term Loans, plus accrued and unpaid interest thereon through the prepayment date, (ii) any fees applicable by reason of such prepayment, (iii) the prepayment premiums set forth above, plus (iv) all other obligations that are due and payable, including expenses and interest at the Default Rate (as defined below) with respect to any past due amounts.
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
We were in compliance with all covenants under the Loan Agreement as of September 30, 2026.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash provided by (used in) operating activities	$33,776	$(31,810)
Cash provided by (used in) investing activities	(48,640)	3,926
Cash provided by (used in) financing activities	5,510	3,251
Effect of exchange rate changes on cash	(180)	109
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(9,534)	$(24,524)
Net Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities primarily consisted of net income of $12.5 million and net changes in operating assets and liabilities of $17.9 million. Non-cash items primarily related to stock-based compensation expense of $35.8 million. The overall decrease in cash from changes in our net operating assets and liabilities was the result of increasing accounts receivable associated with growing sales, increasing inventory due to timing of raw material purchases and increased production to support continued sales growth, and higher prepaid assets primarily related to the timing of payments. These were partially offset by an increase in accrued sales deductions resulting from growing sales volumes, as well as the $9.2 million Ducentis milestone liability recorded in 2026 and payable as of September 30, 2026. Other fluctuations in our operating assets and liabilities were due to the timing of payments made to third parties.
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
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $48.6 million, which consisted primarily of purchases of marketable securities of $199.1 million, partially offset by proceeds from the maturities of marketable securities of $150.7 million.
During the nine months ended September 30, 2025, net cash provided by investing activities was $3.9 million, which was comprised primarily of proceeds from the maturities of marketable securities of $172.4 million, partially offset by purchases of marketable securities of $157.8 million and a milestone payment made to AstraZeneca of $10.0 million.
Net Cash Provided by (Used in) Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $5.5 million, which was comprised primarily of $4.9 million of proceeds from the issuance of our common stock upon exercise of employee stock options and $1.6 million of proceeds from purchase of shares pursuant to our employee stock purchase plan. These were partially offset by a $1.0 million payment of the prepayment penalty associated with our tranche A term loan.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2026, we had cash and cash equivalents of $33.4 million, restricted cash of $0.3 million, and marketable securities of $226.1 million, which consist of bank deposits, money market funds, certificates of deposit, commercial paper, government securities, and corporate debt securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that this exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
In addition, as of September 30, 2026, we had $100.0 million principal outstanding under our Loan Agreement. Principal amounts outstanding under our Loan Agreement bear interest at a floating per annum rate equal to 5.95% plus the greater of (a) 2.50% and (b) the one-month Secured Overnight Financing Rate (SOFR). The benchmark SOFR is subject to change in the event of certain events with respect to the benchmark rate. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the principal amount outstanding under our Loan Agreement as of September 30, 2026, for every 100 basis point increase in the interest rates, we would incur approximately $1.0 million of additional annual interest expense. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but higher interest expense would be offset in part by higher earnings on our cash and marketable securities. We may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
The majority of our transactions occur in U.S. dollars; however, we are exposed to foreign currency exchange risk as our Canadian subsidiary operates with the Canadian dollar as its functional currency. The fluctuation in the value of the U.S. dollar against the Canadian dollar affects the reported amounts of expenses, assets, and liabilities. If we expand our international operations, our exposure to exchange rate fluctuations will increase. At September 30, 2026, we had cash balances denominated in Canadian dollars of $8.1 million. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision of and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Arcutis Biotherapeutics, Inc. filed a lawsuit against Padagis Israel Pharmaceuticals Ltd., Padagis US LLC, and Padagis LLC (collectively, Padagis) in the U.S. District Court for the District of Delaware on March 27, 2024, based on the submission to the FDA of an Abbreviated New Drug Application (ANDA) seeking approval to market and sell a generic version of Arcutis’ ZORYVE cream 0.3% for the treatment of plaque psoriasis. The Company asserts infringement of the following eleven patents, which are listed in the FDA’s Orange Book for Arcutis’ ZORYVE cream 0.3%: 9,884,050; 9,907,788; 10,940,142; 11,129,818; 11,793,796; 11,819,496; 11,992,480; 12,005,051; 12,005,052; 12,011,437; and 12,016,848 (collectively, Asserted Patents). Arcutis seeks a judgment that Padagis has infringed or will infringe one or more claims of each of the Asserted Patents, and, based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Padagis’s proposed generic product before expiration of each of the Asserted Patents found to be infringed.
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
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Trading Plans
On September 1, 2026, Patrick Burnett, our Chief Medical Officer, entered into a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Between December 2, 2026 and August 31, 2027, the plan provides for the potential exercise and sale of up to 100,000 options, the potential sale of up to 38,150 shares resulting from the vesting of RSUs and the potential sale of up to 20,117 shares of common stock held by Mr. Burnett.
Chief Commercial Officer
On October 31, 2026, our board of directors appointed Robert Lisicki, who has served as the Company's interim executive vice president and interim chief commercial officer since August 2026, as the Company's executive vice president and chief commercial officer on a permanent basis, effective as of November 4, 2026. Mr.

Lisicki's appointment as interim executive vice president and interim chief commercial officer, his biographical information, and the material terms of his compensatory arrangements with the Company were previously reported in Item 5.02 of the Company's Current Report on Form 8-K filed with the SEC on August 5, 2026 (Prior Form 8-K), which information is incorporated herein by reference. Other than the change in Mr. Lisicki's role from interim to permanent basis, there have been no changes to the information reported in the Prior Form 8-K, including the terms of his Employment Agreement and Severance & Change in Control Agreement (each as defined in the Prior Form 8-K). Each of those agreements is filed as an exhibit to this Quarterly Report on Form 10-Q.
Employment and Severance Agreements
Our board of directors approved certain updates to our severance and change in control agreements with our executive officers. The updated agreements increase the severance paid in the form of continued base salary and annual bonus and extend the duration of COBRA reimbursements. In the event of a qualifying termination (i) within eighteen (18) months following a change of control or (ii) within three (3) months preceding a change in control, (a) Mr. Todd Franklin Watanabe will be entitled to receive severance pay in an amount equal to twenty-four (24) months of his base salary rate in effect immediately prior to the qualifying termination, 2.0 times his annual bonus amount for the then-current fiscal year based on 100% of target performance, and twenty-four (24) months of COBRA reimbursements, and (b) our other executive officers will be entitled to receive severance pay in an amount equal to eighteen (18) months of their base salary rate in effect immediately prior to the qualifying termination, 1.5 times their annual bonus amount for the then-current fiscal year based on 100% of target performance, and eighteen (18) months of COBRA reimbursements, in each case paid out in a single cash lump sum. We have entered or will enter into updated severance and change in control agreements with our executive officers.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Incorporated by Reference Form	Date	Number	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	5/12/20	3.1
3.2	Restated Bylaws.	10-Q	5/12/20	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/21/20	4.1
4.2^	Amended and Restated Investors’ Rights Agreement, dated October 8, 2019, by and among the Registrant and certain of its stockholders.	S-1/A	1/21/20	4.2
5.1	Opinion of Latham & Watkins LLP				X
10.1#	Transition and General Release Agreement, dated August 21, 2026, by and between the Registrant and Todd Edwards.				X
10.2	Amended and Restated Sales Agreement, dated November 4, 2026, by and between the Registrant and TD Securities (USA) LLC.				X
10.3#	Employment Agreement, dated August 4, 2026, by and between the Registrant and Robert Lisicki.				X
10.4#	Severance & Change in Control Agreement, dated October 27, 2026, by and between the Registrant and Robert Lisicki.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
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

ARCUTIS BIOTHERAPEUTICS, INC.

Date:	November 04, 2026	By:	/s/ Todd Franklin Watanabe
Todd Franklin Watanabe President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 04, 2026	By:	/s/ Latha Vairavan
Latha Vairavan Chief Financial Officer (Principal Financial and Accounting Officer)